Form 10-K405
period 1996-06-30
GRAPHIX ZONE INC/DE
filed 1996-11-01
CIK 1015446

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended June 30, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         Commission File Number 0-28676

                               GRAPHIX ZONE, INC.
                (Name of Registrant as specified in its charter)

                      Delaware                                33-0697932
     (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

     42 Corporate Park, Suite 200
          Irvine, California                                     92614
     (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (including area code):   (714) 833-3838

Securities registered under Section 12(b) of the Exchange Act:

                                        None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  ----    ----

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The issuer's revenues for its most recent fiscal year were $7,182,046.

     Based on the last sale price, the aggregate market value of the voting stock held by non-affiliates of the registrant on October 4, 1996 was $41,162,939.

     The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 10,622,553 on October 4, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on December 12, 1996 are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

  The Company was formed in January 1996 for the purpose of acquiring Graphix Zone, Inc., a California corporation (GZ-CA), and StarPress, Inc. (StarPress) in reverse triangular mergers pursuant to a "Reorganization Agreement" entered into by both GZ-CA and StarPress on January 3, 1996 (the "Reorganization"). On June 28, 1996, the Reorganization was consummated, and GZ-CA and StarPress became wholly-owned subsidiaries of the Company. Both GZ-CA and StarPress had been publishers of entertainment-oriented interactive multimedia software. The Company will carry on the business of both these companies as it pursues a long-term strategy of becoming a leading provider of interactive entertainment and multimedia products and services. To this end, the Company is also pursuing a focused Internet strategy. Through its WILMA live music venue site and its CD-ROM LEGENDS sites, the Company is now a provider and packager of music content on the Internet.

  The Company develops, publishes and distributes personal computer-based interactive entertainment and multimedia products (or "New Media") for consumer markets. The Company's products have been characterized by highly entertaining and informative experiences in which computer users may interact with a variety of compelling media from popular sources. The Company is perhaps best known for its interactive music CD-ROM titles, but has also developed, published and distributed other entertainment and "edutainment" oriented titles, as well as reference and personal productivity titles including health, travel and other genres. The Company views CD-ROM as simply one of the current and future technologies that can be exploited for delivery of interactive entertainment products. The Company intends to pursue new optical disc formats as they become commercially viable, such as Digital Video Disc (DVD), which is capable of containing in excess of two hours of compressed video content along with other digital information.

  The Company is currently in the process of establishing a network of Internet music web sites designed to bring "break-out" musicians, established groups and solo artists, venues, music fans, retailers, talent agencies and other music insiders together in an interactive format. The Company believes that the Internet and other online delivery systems have the potential to become a primary vehicle for the delivery of music and other interactive entertainment products to consumers.

  The Company entered the interactive music market in June 1994 with the introduction of p INTERACTIVE, featuring the recording artist formerly known as Prince. This was followed in February 1995 with HIGHWAY 61 INTERACTIVE, featuring Bob Dylan. In 1995, the Company entered into a contract with Herbie Hancock to develop a series of interactive jazz titles. The first of these titles, LIVING JAZZ, was released in September 1996. A CD-ROM based on the work of country music artist Willie Nelson was also released in September 1996, as was UNDER THE COVERS which explores the 1960's rock music scene through the lens of legendary rock photographer Henry Diltz. Furthermore, the Company is in negotiations with numerous other musical artists.

  The Company has also developed the interactive content for enhanced CDs. Enhanced CDs and CD-Extra discs contain the audio tracks of a typical compact disc, but also contain interactive software content that can be accessed via the CD-ROM drive of a multimedia PC. The Company's first enhanced CD featured the work of acclaimed composer John Williams. It contained the only released version of Williams' Academy Award nominated sound track for the film NIXON and was the first film soundtrack released exclusively with interactive content.
The Company recently developed another enhanced CD, ALMIGHTY SOUL: BOB MARLEY, the formative years, featuring rare and previously unpublished tracks from the
late reggae artist.   The Company is developing an enhanced CD with a track by
the group Hole taken from THE CROW: CITY OF ANGELS sound track and new interactive content based on the film and comic book series.

  The Company also develops and publishes entertainment and "edutainment" CD-ROM titles, including its first title, The GUIDED TOUR OF MULTIMEDIA, which was released in its second edition in October 1995. The Company is developing and publishing a series of entertainment titles based on the America's Funniest Home Videos television show, The first title in this series, LIGHTS! CAMERA! INTERACTION! was released in October 1995. TRAVIS JETT'S REEL EXTREME CD-ROoM, the second title in the America's Funniest Home Video series, featuring teen heart-throb Jonathon Jackson, was released in June 1996. The Company collaborated with multiple Academy Award winning director Oliver Stone to produce an interactive CD-ROM based on the film NIXON. NIXON: THE CD-ROM was also released in June 1996. The Company also publishes and distributes

THE HALDEMAN DIARIES and PORTRAITS OF AMERICAN PRESIDENTS. Additionally, the Company is distributing and selling WHEEL OF FORTUNE and JEOPARDY, based on the popular television shows, and CNN: FACES OF CONFLICT, an interactive CD-ROM featuring first-hand personal accounts from countries torn apart by war, hostility and discord, and CNN: TIME CAPSULE 1995, featuring the top news stories of 1995. Other new releases published and distributed by the Company in 1996 are Popular Sciences' OCEAN VOYAGER and Highlights PUZZLEMANIA. The Company also developed and published two new releases in 1996 in the travel genre: EXPERIENCE HAWAII and THE ULTIMATE GUIDE TO ADVENTURE TRAVEL. The Company currently offers 44 multimedia CD-ROM and software titles.

  The Company looks for opportunities outside the music and entertainment arenas which have strategic significance. For example, in the third quarter of fiscal 1996 the Company released, in partner with EarthLink Network, Inc., an all-in-one Internet access product. This project allowed the Company to begin building relationships with Netscape and EarthLink. It also tied in to the Company's Internet strategy, which was in its early formative stages at that point.

  Prior to the Reorganization, StarPress had developed health and personal productivity software titles, and GZ-CA had operated marketing services and multimedia productions departments. The Company has discontinued these activities (although it will continue to publish and distribute the already-developed health and personal productivity titles), and has disposed of the Bulgarian subsidiary that performed some of StarPress' software development work.

ENTERTAINMENT CD-ROM INDUSTRY

  The desktop multimedia industry has been rapidly expanding in recent years due to technological improvements in hardware and software combined with price decreases in hardware. Because desktop multimedia is now relatively inexpensive on both the Windows and Macintosh platforms, it is readily available to virtually every business or home consumer in the market for a computer. Computer sales to the home consumer markets now exceed computer sales to the corporate markets, reflecting widespread non-business computer use. The Company believes this significant shift has created growing demand for CD-ROM titles at retail through existing hardware and software channels. The Company also believes that its interactive music titles have helped to open the retail music channel, a non-traditional channel for CD-ROMs.

  Most computers sold today are already "multimedia enabled," with a CD-ROM drive, sound board, speakers and modem included. During 1994 and 1995, many new CD-ROM titles were published and introduced into the software market, creating a strong demand for CD-ROM drives as hardware additions to computers. Over 52 million CD-ROM titles were estimated to have been purchased in 1995. The installed base of CD-ROM drives was estimated to have reached 41 million by the end of 1995.

INTERNET MUSIC INDUSTRY

  The Internet is a global collection of computer networks, linking millions of public and private computers around the world. Historically, the Internet was used by academic institutions and government agencies to exchange information and send and receive electronic mail. A number of factors, including the proliferation of communication-enabled personal computers, the availability of intuitive, graphical software and wide accessibility to an increasingly robust network infrastructure, have allowed widespread access to the Internet at a rapidly declining cost and have facilitated the emergence of the worldwide web, a client/server system of hyper-linked, multimedia databases. The worldwide web enables non-technical users to easily access information on the Internet and enables individuals or organizations to offer textual, graphical and other information directly to end-users. Further, it enables delivery of graphic images, animation, motion video and sound. Commerce and various types of collaborative communication are also enabled via the Internet and the World Wide Web. Internet usage has been rapidly increasing in recent years. The number of Internet users worldwide was estimated to be approximately 56 million at the end of 1995, with that number expected to increase to 200 million by the year 2000. An October 1995 CommerceNet/Nielsen Internet Demographics survey indicated that approximately 18 million people in the U.S. and Canada had used the web during the three month period prior to the survey.

BUSINESS STRATEGY

  The Company believes that the combination of GZ and StarPress makes the Company stronger than either company could have been on its own, and better able to exploit opportunities in the multimedia industry (including the Internet). Its specific strategies are the following:

  BECOME AN INDUSTRY LEADER IN THE INTERACTIVE ENTERTAINMENT MARKET. The Company is seeking to become an industry leader in interactive entertainment by developing interactive entertainment software titles with content obtained from highly visible and popular sources. The Company believes interactive entertainment will continue to grow in popularity because of the appeal of combining video, CD-quality sound, animation, text, graphics and other material in interactive contexts such as gaming, educational explorations, information gathering and entertainment experiences. By producing quality interactive software with popular, high-profile content for its initial products, the Company intends to capitalize on this potentially large market, create name recognition and attract other top names in the entertainment industry. The Company's first entertainment releases, p INTERACTIVE and HIGHWAY 61 INTERACTIVE, have received significant critical acclaim.

  LEVERAGE REPUTATION DEVELOPED BY MUSIC TITLES. The Company's music CD-ROM titles have brought the Company considerable recognition as a result of the high quality and many innovative features of those products. The Company believes this notoriety will open doors in the entertainment industry, allowing the Company access to the high-profile content that should help sell CD-ROM titles. Although the Company's reputation was built with music titles, it intends to exploit this reputation in order to obtain popular content from all facets of the entertainment industry. The Company has successfully pursued contractual relationships with companies such as ABC Productions, Cinergi Productions, Warner Brothers Music, Sony Music, and Willie Nelson Productions as well as negotiations in progress with numerous other artists. The Company recently entered into a relationship with ICM to further enhance its access to key entertainment properties.

  ESTABLISH AND EXPLOIT INTERNET WEB SITES. The Company intends to leverage its reputation as a leader in interactive music by establishing a network of music-related Internet web sites. The Company believes it can generate revenue through
(1) advertising, (2) sales of Internet access software, web space and music related software to musicians and bands seeking discovery, promotion and exposure, (3) sales of the Company's music and other CD-ROMs, (4) sales of concert tickets, and (5) sales of music-related merchandise.

  The Company's Internet strategy calls for the development of a high volume site in which music fans are attracted by legendary artists as well as the opportunity to discover emerging talent. Bands, musicians and other music sites already represent thousands of independent web sites on the Internet. The Company intends to attract visitors of these sites into its Internet music network thus making it easier for talent to be discovered and entertainment to be found. Fresh content and live events will encourage repeat visits by consumers. As consumers return again and again to the sites, their "profile" is developed in such a way that the network of web sites can suggest new web sites and provide quick links to favorite sites based on past preferences and responses. Music industry insiders are expected to be drawn to the site because of the commercial opportunities for discovery of new talent, up-to-date information, and observation of trends. By keeping an eye on the need for synergy between fans, artists and music industry insiders, and the need for momentum and widespread awareness of the site, the Company plans to obtain the critical mass necessary to its network of music sites the first entertainment megasite on the Internet.

  DEVELOP CONTENT FOR CD-EXTRA DISC FORMAT. The Company has developed the interactive content for enhanced CDs from Bob Marley, the NIXON sound track and THE CROW sound track. Other projects under negotiation are expected to be developed for a similar technology called CD-Extra. The purpose of both of these optical disc formats is to allow for interactive content playable by computers while at the same time including audio tracks to be played either by a computer or a home stereo system. These are not only good revenue generating opportunities for the Company (it receives per unit royalties on enhanced CD and CD-Extra sales), they help the Company build relationships with artists, record labels and entertainment industry giants. These relationships are very significant for the Company's CD-ROM and Internet strategies. Furthermore, the ability to play the discs in home stereo systems provides an easier entry for the Company's products into traditional music distribution channels.

  CONTINUE TO DISTRIBUTE NON-ENTERTAINMENT TITLES. The Company has a library of approximately forty health, personal productivity and travel titles that it will continue to distribute. The Company recently entered in a distribution agreement with GT Interactive Software Corp. ("GT"), one of the largest software distributors. GT has what the Company believes is the best distribution in the mass merchant channels (e.g., Target, WalMart, K-Mart), and should enable the Company's products to be far more widely distributed than they had been previously.

  SELECTIVELY PURSUE OTHER OPPORTUNITIES. The Company will pursue opportunities outside the music and entertainment arenas when they have strategic significance. For example, the Company's all-in-one Internet access product, released in the third quarter of Fiscal 1996, allowed the Company to begin building relationships with Netscape and EarthLink, two key companies in the Internet industry.

  USE BUNDLING TO ENHANCE MARKETING AND DISTRIBUTION. Through its long-standing relationships with major multimedia hardware companies, the Company expects to create large bundling opportunities for its CD-ROM and CD-Extra titles. Furthermore, it is believed that DVD format discs will present future bundling opportunities. By exploiting these relationships and aggressively pursuing bundling opportunities, GZ believes it can attain additional distribution of its titles and market penetration for the PC and Macintosh platforms. GZ currently has bundling arrangements with Compaq, Sirius, Camintonn/ZRAM, Syncronys Softcorp and IDG Books.

MUSIC CD-ROM PRODUCTS

  GZ-CA entered the entertainment CD-ROM market with the introduction of p INTERACTIVE in June 1994 with the cooperation of Warner Brothers Music. The critical acclaim accorded this product attracted the attention of Sony Music Entertainment and Bob Dylan, who provided the content for HIGHWAY 61 INTERACTIVE, which was introduced in February 1995. The Company believes these CD-ROMs have set the standard for a new form of entertainment, interactive music, built around the growing installed base of multimedia computers. Together these titles have received dozens of awards.

  The Company intends to continue to develop CD-ROMs with an innovative interface that abandons the traditional, linear look of many CD-ROM products. For example, the look and feel of many of the Company's early releases included an unbounded, experiential navigation system that had no main menu or home screen, with the objective of making the user forget that a computer was being used. Symbols that accurately represented the entertainer were used as interactive icons and transitions. The Company's goal is to remain in the artistic lead and set multimedia entertainment trends that deliver content in fresh, entertaining and compelling ways. CD-ROMs may contain songs, music videos, playable audio files, celebrity interviews, insights into the artist's personal life, biographical articles, video puzzles, 3D imagery, discovery challenges and the ability to create interactive music. All CD-ROMs will contain links to the Company's Internet music web sites. The Company entered into an agreement to develop a series of jazz CD-ROMs with Grammy and Academy Award winner Herbie Hancock. The first jazz CD-ROM called LIVING JAZZ was released in September 1996. The Company also released in September 1996 UNDER THE COVERS, a CD-ROM on the Los Angeles music scene featuring the photography of legendary rock photographer Henry Diltz and the music of such bands as Crosby, Stills and Nash and The Doors. Further, the Company released WILLIE in September 1996 based on the life and music of legendary singer, songwriter and composer Willie Nelson.

ENHANCED CD PRODUCTS

  As a result of the recognition it has gained through its music CD-ROM titles, the Company has had opportunities to develop enhanced CDs (and intends to develop for a similar format in the future called CD-Extra), which are audio CDs that also contain multimedia computer content. Enhanced CDs play like any other audio compact disc when placed in an audio CD player, and play like a CD-ROM when placed in the CD-ROM drive of a multimedia PC. Graphix Zone has developed an enhanced CD of the NIXON sound track, The Crow sound track and a Bob Marley title in this format titled ALMIGHTY SOUL: BOB MARLEY -- the formative years. This Bob Marley enhanced CD contains unreleased songs, including the rarest Bob Marley recording of all, SELASSIE IS THE CHAPEL. The Company believes that many artists and record labels will be eager to utilize unused space on music CDs by adding interactive content that helps create interest and provide an entertainment and cultural context for the music. These discs open up distribution opportunities through traditional music channels and avail the company the opportunity for per disc royalties. The Company intends to provide online links to its network of Internet music web sites through these discs as well.

ENTERTAINMENT CD-ROM PRODUCTS

  In addition to music CD-ROMs, the Company intends to develop and distribute entertainment titles of many other types. Pursuant to an agreement with ABC Productions, GZ-CA developed a title based on the hit television show, America's Funniest Home Videos, which was released in October 1995. A second CD-ROM based on America's Funniest Home Videos entitled TRAVIS JETT'S REEL EXTREME VIDEO CD-RoOM was released in June 1996 and features teen heart-throb Jonathon Jackson. Pursuant to an agreement with Cinergi Pictures Entertainment, Inc., the Company developed and release in June 1996 a CD-ROM based on the Oliver Stone film, NIXON. In August 1996 the Company released an entertainment CD-ROM based on the cult film, THE CROW. The Company publishes and distributes titles featuring such household names as Wheel of Fortune, Jeopardy, MTV's Beavis and Butthead, CNN, ABC News, Highlights, Popular Science, the Improv, Caroline's, Playboy, Sports Illustrated, Willy Wabbit, Charles Kuralt, Bobcat Goldthwaite, World Book Encyclopedia and ESPN. The Company has also entered into an agreement to develop an entertainment CD-ROM based on the cult film, THE CROW. The
Company will continue to seek content with high name recognition for a variety of entertainment titles.

OTHER SOFTWARE PRODUCTS

  GZ-CA has published and distributed THE GUIDED TOUR OF MULTIMEDIA since May 1993. This title was developed as a joint project between GZ and Multimedia World/PC World magazines and is currently in its 2nd edition. THE GUIDED TOUR OF MULTIMEDIA is an interactive multimedia tutorial and reference for beginners and experts which includes text, sound, graphics, video and animation, with over 15 hours of content providing an overview and understanding of multimedia basics, technical fundamentals, hardware and software and guidelines for creating a multimedia production.

  StarPress brought to the Reorganization a library of 21 titles of the health, personal productivity and travel genres. Although the Company does not intend to develop any additional titles of these types, it will continue to publish and distribute the titles in its library so long as there is demand for them.

  The Company intends to take advantage of software publishing opportunities in areas of strategic significance outside the entertainment genre when those opportunities seem to present opportunities for significant revenue, enhanced strategic relationships or increased brand recognition. The Company's all-in-one Internet access product, which is a collection of Internet software including Netscape Navigator 2.0, Internet Phone and other third-party modules was released in 1996 by the Company. The Company produced tutorial, installation and presentation aspects of the software bundle and published the title in conjunction with EarthLink, Inc. The Company believes the product release meets each of the strategic and tactical criteria mentioned above and is currently in negotiation to produce a similar title with another Internet access provider.

SOFTWARE MARKETING AND DISTRIBUTION

  The Company's CD-ROM products are distributed through established CD-ROM distribution channels throughout the world, i.e., computer and software retail outlets, and multimedia bundling, where the Company has strong industry contacts, as well as in music, mass merchandise and other retail stores. The Company believes that its music and other entertainment CD-ROM titles offer an opportunity to greatly expand CD-ROM sales into nontraditional retail channels of distribution such as "superstores," mass merchants and record stores. The Company has established its own internal sales and distribution force enabling increased distribution of its CD-ROM products.

  The Company believes that in-house sales and distribution has facilitated strong relationships with buyers and distributors. The Company is known for its strong marketing abilities, with strong backgrounds in computer products marketing. The marketing group has been carefully assembled to include experts in consumer electronics marketing, retailing, software marketing, and high technology public relations. It is entering into electronic direct marketing via the online virtual store, e-mail newsletters, and innovative targeted advertising. The Company combines high quality production, "brand name" entertainment content and aggressive sales and marketing in an effort to ensure the greatest possible success for its titles.

  On March 13, 1996, the Company entered into a Distribution Agreement with GT. The Company believes that GT's distribution capabilities in mass merchandise retail stores such as Target and WalMart are the strongest in the industry, and that this alliance will broaden distribution of the Company's CD-ROM products. In connection with the execution of this Distribution Agreement, the Company issued to GT a warrant to purchase up to 800,000 shares of Common Stock for a per share exercise price of $5.125. GT has exercised the warrant with respect to 80,000 of the shares. The Company is registering for resale the remainder of Common Stock underlying GT's warrant.

  The Company expects commercial success of its products due in part to the demonstrated popularity of the content and entertainment properties it chooses for its titles. The Company believes, going forward, that the popularity of the artists, films, television shows, and other media properties, combined with quality production should generate sales levels at least sufficient to recover costs and generate positive gross margin. However, the entertainment marketplace is unpredictable, and the Company cannot predict the popularity of any particular title, even if the content is "brand name" and the title receives considerable critical acclaim.

CD-ROM DEVELOPMENT AND PRODUCTION

  The development of an interactive software product requires the integration and management of a complex combination of talent ranging from the highly creative to the very technical. The Company has assembled a core group of experienced people and state-of-the-art computer hardware and software tools to facilitate this process.

  An interactive multimedia entertainment product begins with a team of creative writers and artists who prepare written treatments, flowcharts, outlines, design documents, scripts and storyboards as required to internally communicate the concept, flow, content, media and interaction. Production is managed by a producer who coordinates with the technical programmers to assure acceptable image quality within the defined performance limits of the targeted playback systems. This is followed by the task of organizing, gathering, preparing and editing the media such as the video clips, sound recordings and voice-overs, photographs, drawings and printed matter. This work is done by researchers, writers, editors, graphic artists, videographers, audio specialists, animators and production assistants. The producer coordinates concurrent activity by artists who create artwork for the various screens and interfaces that comprise the interactive experience and over which the media is displayed. For entertainment products, musical artists, record companies, film studios and other copyright owners are expected to supply a considerable amount of broadcast quality digital video and audio.

  All of the media elements are organized by the Company's programmers with authoring software tools used to insert the media, assemble the modules and define the interactivity. Through a series of trials, tests and troubleshooting procedures, the program code is refined so that it functions as specified in the design document. When the software development is complete, the entire digital file is packaged onto a large hard drive. If the product is to be distributed as a CD-ROM, this data file is processed through Company owned CD-ROM formatting equipment which generates a single "one-off" CD-ROM. Several of these discs are produced for purposes of further testing. After all the final editing is completed, a "golden master" CD-ROM is made to be used for manufacturing in high volumes at third party facilities.

INTERNET MUSIC SITE

  The Company is developing a modularized group of related Internet web sites which the Company believes will bring together emerging musicians and bands, music fans, music venues, record labels, talent agencies and other "industry insiders." Within the Company's site there will be modules in which visitors can view or download music, graphics and, in some cases, videos from music "legends" as well as new artists seeking recognition, obtain concert information and, eventually, purchase tickets, upload their own music, and purchase CD's and cassette tapes, the Company's interactive music titles and other CD-ROMs and other music-related merchandise.

  The Company has established certain components of its music site. WILMA is the concert information site. Visitors to the WILMA site can access a broad range of information about thousands of clubs and other secondary concert venues. Available information includes concert and performance schedules, venue information, reviews, directions to venues and ticket prices. Additionally, the Company has entered into an agreement with Lycos to use its search engine to provide search capabilities for information on music and entertainment elsewhere on the Internet.

CD-ROM MANUFACTURING

  The Company does not have any facilities for manufacturing or duplicating CD-ROMs in high volumes and uses outside suppliers for its production quantities. There are a number of duplication facilities that are capable of satisfying the Company's needs, and the Company will generally select duplication facilities based on price and service.

COMPETITION

  The interactive software publishing business is extremely competitive, with the number of publishers and titles expanding dramatically each year. Competition comes from four sources: (1) large established publishers (and often distributors) such as Electronic Arts, Davidson Broderbund, The Learning Company, Compton's NewMedia and Interplay Productions; (2) smaller publishers such as Sanctuary Woods and 7th Level; (3) very small independent developers who develop product but rarely distribute; and (4) large entertainment companies who are entering the field such as Time Warner, Turner, Sony and Disney. The Company is presently in the second category, with the goal of moving up to the first category (the top tier of publishers). While the Company does not dominate market share of CD-ROMs title sales as a whole, the Company believes it is the leader in CD-ROMs based on popular entertainment content, be it from music, film, video, television or publishing genres. Although some of the large entertainment companies may be establishing their own production groups now or in the future, the vast majority of entertainment content is controlled by or dependent upon individuals or entities outside the grasp of those large companies. Of the large entertainment companies that are forming interactive production groups, some, such as Sony, have already begun disbanding the effort, while others, such as Disney, have discovered that interactive software publishing is not a trivial task and have hired outside development companies. The Company believes that the principal competitive factors in its market are brand recognition, ease of use, comprehensiveness and over-all quality.
Although the Company believes that its products compete favorably with respect to the factors outlined above, there can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

  The market for Internet products and services is highly competitive, and this competition is expected to continue to increase significantly. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company competes with other providers of Internet music services, including IUMA and NIIK. In the future, the Company may encounter competition from providers of Internet entertainment products and services that incorporate music content into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

INTELLECTUAL PROPERTY

  The Company relies on copyright and trademark protection and non-disclosure agreements to protect its intellectual property. The Company has no patents, pending or otherwise, relating to any of its products. The Company's logo and the name Graphix Zone-Registered Trademark- have been registered as service marks with the United States Patent and Trademark Office. The Company claims copyright protection for all of its multimedia and CD-ROM materials. The Company intends to pursue registration of its copyrights and other trademarks and service marks as advised by counsel.

  The Company will not own the copyrights to all of the video, audio and related content it obtains from copyright owners in order to create its CD-ROMs and certain other entertainment titles and which it intends to include in its Internet music sites. The Company will claim copyright on and seek to protect the material it creates in developing these titles and the Internet sites, subject to the terms of the Company's agreements with the copyright owners. It must obtain, and will continue to seek, rights to use video, audio and related content from the copyright owners.

EMPLOYEES

  As of September 27, 1996, the Company had 67 full-time employees of whom 17 were employed in administration and finance, 20 in sales and marketing and 30 in multimedia development and related computer services. Many of the Company's employees are highly skilled, and the Company's continued success depends in part upon the ability to attract and retain such employees. In an effort to attract and retain such employees, the Company offers employee benefit programs which it believes are competitive and sufficient to attract qualified employees. In critical areas, the Company has utilized consultants and contract personnel to fill temporary needs or to fill open positions until permanent employees could be recruited. The Company has never experienced a work stoppage, none of its employees is represented by a labor organization, and the Company considers its employee relations to be good.

ITEM 2.        DESCRIPTION OF PROPERTY

  The Company leases approximately 17,000 square feet of office, multimedia production, showroom and theater space in two separate buildings located in Irvine, California and approximately 2,700 square feet of office and production space in a building located in Venice, California. The Company plans to lease additional space in the Irvine, California area, as necessary. The Company also subleases approximately 12,000 square feet of office space in San Francisco, California, which was the old StarPress headquarters. Because the Company has consolidated the combined operations of StarPress and GZ-CA in Irvine, the Company is attempting to sublease the San Francisco space.

ITEM 3.        LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any material pending or threatened litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant Graphix Zone, Inc., a Delaware corporation, did not submit any matters to a vote of security holders. However, the registrant is the successor to Graphix Zone, Inc., a California corporation, and StarPress, Inc., a Colorado corporation. The following is the information required under Item 4 of Form 10-K for Graphix Zone, Inc., a California corporation, and StarPress, Inc., a Colorado corporation :

Graphix Zone, Inc., a California corporation:

     (a) Special Meeting of Shareholders of Graphix Zone, Inc., a California corporation, was held on June 27, 1996.

     (b)     Omitted pursuant to Instruction 3 to Item 4 of Form 10-K.

     (c)     PROPOSAL ONE:     Approval of the combination of Graphix Zone,
             Inc., a Californian corporation, and StarPress, Inc., a Colorado corporation, pursuant to an Agreement and Plan of Reorganization dated January 3, 1996:

                 For                Against                  Abstain
             ------------        ---------------       -------------------
               3,910,813             4,350                    3,560

     (d)     Not applicable

StarPress, Inc., a Colorado corporation:

     (a) Special Meeting of Shareholders of StarPress, Inc., a Colorado corporation, was held on June 27, 1996.

     (b)     Omitted pursuant to Instruction 3 to Item 4 of Form 10-K.

     (c)     PROPOSAL ONE:     Approval of the combination of StarPress, Inc.,
             a Colorado corporation, and Graphix Zone, Inc., a California corporation, pursuant to an Agreement and Plan of Reorganization dated January 3, 1996:

                 For                Against                  Abstain
             ------------        ---------------       -------------------
               20,835,744            2,500                   372,739

     (d)     Not applicable

                                   PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Graphix Zone, Inc.'s common stock began trading on July 1, 1996 on the Nasdaq - SmallCap Market under the symbol GZON. Prior to July 1, 1996 the Company's wholly owned subsidiary GZ-CA traded on the Nasdaq - SmallCap Market under the symbol GZON. Prior to July 1, 1996 the Company's wholly owned subsidiary StarPress traded on National Association of Securities Dealers Electronic Bulletin Board under the symbol GTBR. The following tables set forth the range of high and low closing prices for the common stock of GZ-CA and StarPress, the Company's wholly owned subsidiaries, for the fiscal quarters indicated.

     GZ-CA Year ended June 30, 1996                    High           Low
--------------------------------------------------------------------------------
     First fiscal quarter                         $   11.125     $   5.000
     Second fiscal quarter                             8.875         4.500
     Third fiscal quarter                              6.875         4.750
     Fourth fiscal quarter                             8.000         4.875

     GZ-CA Year ended June 30, 1995                    High           Low
--------------------------------------------------------------------------------
     First fiscal quarter                         $    5.500     $   3.375
     Second fiscal quarter                             4.875         3.375
     Third fiscal quarter                              5.625         3.500
     Fourth fiscal quarter                             5.375         2.375

     StarPress Year ended June 30, 1996                High           Low
--------------------------------------------------------------------------------
     First fiscal quarter                         $    9.375     $   3.409
     Second fiscal quarter                             7.671         3.146
     Third fiscal quarter                              6.392         3.835
     Fourth fiscal quarter                             5.966         4.262

     StarPress Year ended June 30, 1995                High           Low
--------------------------------------------------------------------------------
     First fiscal quarter                         $   13.637     $   3.409
     Second fiscal quarter                             8.523         0.426
     Third fiscal quarter                              7.458         0.426
     Fourth fiscal quarter                             7.245         2.131

HOLDERS OF RECORD

     At June 30, 1996 the Company had approximately 262 stockholders of record of the Company's common stock.

DIVIDENDS

     The Company has never paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. In addition, the terms of the Company's senior credit facility restrict the ability of the Company to pay cash dividends.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

Fiscal year ended June 30,                        1996           1995           1994           1993           1992
(In thousands, except per share data)             --------------------------------------------------------------------
Statement of Operations Data:
Net revenues                                      $  7,182       $  2,171       $   244        $   -          $   -
Gross profit                                         3,986            333            77            -              -
Net loss                                          $ 23,519       $ 10,916       $ 2,773        $  839         $   94
----------------------------------------------------------------------------------------------------------------------
Per Share Data (1):
Net loss                                          $   5.05       $   7.76       $  3.15        $ 3.04         $ 0.39
Weighted average shares outstanding                  4,661          1,407           881           276            244
----------------------------------------------------------------------------------------------------------------------
Balance sheet Data :
Working capital (deficit)                         $    (20)      $   (277)      $   296        $ (696)           (98)
Total assets                                         8,529          3,771         3,852           126              4
Shareholders' equity (deficit)                    $  2,049       $    939       $ 3,039        $ (591)           (94)
----------------------------------------------------------------------------------------------------------------------

(1) Share and per share data have been adjusted to reflect a .14666 : 1 stock exchange in connection with the Reorganization.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly and pro-forma quarterly consolidated financial information for the Company's last four quarters. The pro-forma quarterly consolidated financial information is based upon the results of operations of the Company's wholly owned subsidiaries, GZ-CA and StarPress, combined and adjusted as if the Reorganization occurred at the beginning of fiscal 1996. The operating results for any quarter are not necessarily indicative of results for any future period.

Year ended June 30, 1996                          1st Quarter    2nd Quarter    3rd Quarter    4th Quarter     Total Year
(In thousands, except per share data)             -------------------------------------------------------------------------
Net revenues                                      $     911      $   1,065      $    1,952     $   3,254       $    7,182
Gross margin                                            423             42           1,281         2,240            3,986
Net loss                                             (1,438)        (4,597)           (960)      (16,524)         (23,519)
Loss per share                                    $   (0.33)     $   (1.00)     $    (0.21)    $   (3.27)      $    (5.05)
---------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1996 (Pro-forma)

Net revenues                                      $   1,634      $   1,388      $    2,529     $   3,650       $    9,201
Gross margin                                            710           (554)          1,695         2,423            4,274
Net income (loss)                                    (1,876)        (7,195)         (2,377)          354          (11,094)
Income (loss) per share                                (.18)          (.71)           (.23)          .03            (1.09)
---------------------------------------------------------------------------------------------------------------------------

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

               FINANCIAL CONDITION

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

GENERAL

     The Company's business focus and strategy is to become an industry leader in interactive entertainment. The Company develops and distributes interactive CD-ROM multimedia products for the growing interactive multimedia segment of the desktop computer industry. In addition, the Company is developing a network of Internet music web sites which may create additional revenue streams.

     In June 1996, the Company acquired all of the outstanding capital stock of GZ-CA, a developer and publisher of interactive software titles, in exchange for 5,526,543 shares of the Company's common stock. The total purchase price for GZ-CA was $23,930,957 (which was determined by the fair market value of GZ-CA common stock) including acquisition costs of $823,932. The acquisition was accounted for by the purchase method of accounting.

RESULTS OF OPERATIONS

     The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage of net revenues.

                                                  1996           1995           1994
                                                --------       --------       --------
    Net revenues                                 100.0%         100.0%         100.0%
    Cost of revenues                              44.5%          84.7%          68.4%
                                                --------       --------       --------
    Gross margin                                  55.5%          15.3%          31.6%
    Research and development expense              28.0%          93.6%         272.2%
    Sales and marketing expense                   41.4%         115.0%         344.0%
    General and administrative expense            36.3%         144.6%         540.0%
    Restructuring charge                          26.4%           -              -
    Acquired in-process technology               249.7%         129.4%           -
                                                --------       --------       --------
    Operating loss                              (326.3)%       (467.3)%     (1,124.6)%
    Interest expense, net                          1.1%          35.4%          12.4%
                                                --------       --------       --------
    Net loss                                    (327.4)%       (502.7)%     (1,137.0)%
                                                --------       --------       --------
                                                --------       --------       --------

NET REVENUES

     Net revenues for fiscal 1996 increased by $5,010,712 to $7,182,046 from $2,171,334 in fiscal 1995. The increase in net revenues of 230.8% from fiscal 1995 to fiscal 1996 is primarily due to the acquisition of StarPress Multimedia, Inc. in June 1995 and the acquisition of certain products from Sony Interactive Entertainment, Inc. in November 1995. Both acquisitions increased the Company's catalog of products and corresponding revenues. Net revenues for fiscal 1995 increased $1,927,436 to $2,171,334 from $243,898 in fiscal 1994. The increase in net revenues of 790.3% from fiscal 1994 to fiscal 1995 is primarily a result of the Company having first introduced its products and begun developing its distributor network mid way through fiscal 1994. The Company expects revenues to increase during fiscal 1997 as revenues from both GZ-CA's and StarPress's catalog of products will be reflected in the results of operations for the entire year. Additonally, the Company expects to release several new titles during fiscal 1997.

     Approximately 66% of the Company's net revenues for fiscal 1996 were derived from three customers. GT Interactive, Tech Data Corporation and Navarre Corporation individually accounted for 27%, 24% and 15% of net revenues, respectively. Approximately 58% of the Company's net revenues for fiscal 1995 were derived from three customers. Tech Data Corporation, Ingram Micro and Kenyon Capital Ltd. Individually accounted for 36%, 12% and 10% of net revenues, respectively.

     The Company's revenues may fluctuate periodically as a result of the timing of new CD-ROM releases as well as external factors such as seasonal buying patterns for CD-ROM titles. The Company grants certain distributors and retailers limited rights to exchange product and price protection on unsold merchandise. The Company establishes a reserve for price adjustments and estimated returns at the time the related revenue is recognized. As of June 30, 1996, the Company has accrued approximately $1,039,000 in reserves for product returns.

GROSS MARGIN

     Gross margin as a percentage of net revenues during fiscal 1996 increased to 55.5% from 15.3% in fiscal 1995. The increase in gross margin percentage from fiscal 1995 to 1996 is primarily a result of fiscal 1995 cost of revenues including approximately $608,000 of amortization and write-offs of product development costs. These charges represented a significantly larger proportional share of net revenues in fiscal 1995 than similar charges included in fiscal 1996 cost of revenues. Additionally, during fiscal 1995 the Company was able to decrease per unit product costs as it gained experience in the procurement of product components. Gross margin as percentage of net revenues during fiscal 1995 decreased to 15.3% from 31.6% in fiscal 1994. The decrease in gross margin percentage from fiscal 1994 to 1995 was due to the amortization and write-offs of product development costs included in fiscal 1995 cost of revenues, as discussed above.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased by $23,445 to $2,008,614 in fiscal 1996 from $2,032,059 in fiscal 1995 and represented 28.0% and 93.6% of net revenues, respectively. The relatively stable expense related to research and development and decrease as a percentage of net revenues were primarily a result of the Company not directly incurring research and development costs and instead shifting all research and development activities to GZ-CA in the third quarter of fiscal 1996 in anticipation of the Reorganization. For financial statement reporting purposes the expenses incurred by GZ-CA are not reflected in the Company's results of operations. In the near term the Company expects research and development costs, as compared to fiscal 1996, to increase in both amount and as a percentage of net revenues.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses during fiscal 1996 increased to $2,973,569 from $2,498,488 and $839,111 during fiscal 1995 and 1994, respectively. The increase in sales and marketing expenses is primarily related to increases in personnel as well as increased participation in cooperative advertising and marketing programs to further penetrate and promote products in traditional and alternative channels. The Company expects selling and marketing expenses to continue to increase in dollar amount in the future. As a percentage of net revenues, selling and marketing expenses during fiscal 1996 decreased to 41.4% from 115.0% and 344.0% in fiscal 1995 and 1994, respectively. The decrease as a percentage of net revenues is primarily due to significant increases in revenues and only moderate increases in selling and marketing expenses. As revenues increase, the Company expects selling and marketing expenses to decrease as a percentage of net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses during fiscal 1996 decreased to $2,606,670 from $3,139,507 during fiscal 1995. The decrease is primarily as result of the curtailment of certain administrative functions and decrease in personnel in anticipation of the Reorganization. Additionally, certain recurring administrative costs including facility rents for the second half of fiscal 1996 were reserved for and included in restructuring charge discussed below. General and administrative expenses during fiscal 1995 increased to $3,139,507 from 1,317,070 during fiscal 1994. The increase was a result of several factors including financial consulting fees of $554,000, amortization of debenture financing costs of $176,000 and write-off of the unrealizable balance of goodwill resulting from the acquisition of a subsidiary of $91,000. General and administrative expenses during fiscal 1996 decreased as a percentage of net revenues to 36.3% from 144.6% and 540.0% during fiscal 1995 and 1994, respectively. The decrease is primarily as result of a significant increase in revenues and only moderate increases in general and administrative expenses. The Company expects general and administrative expenses to increase in amount in the near term as the Company continues to develop the infrastructure to facilitate continued growth.

RESTRUCTURING CHARGE

     During the second quarter of fiscal 1996, in anticipation of the Reorganization, the Company adopted a restructuring plan to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The total estimated cost of the restructuring charged to operations during fiscal 1996 was $1,900,000. The charge principally reflects severance costs resulting from a reduction of a significant portion of the Company's workforce, write-down of excess furniture and equipment and office facilities and write-offs of assembled workforce and goodwill arising from the Company's acquisition of StarPress Multimedia, Inc. in June 1995.

ACQUIRED IN-PROCESS TECHNOLOGY

     As a result of the Company acquiring GZ-CA in June 1996 and StarPress Multimedia, Inc. in June 1995 the Company wrote-off $17,935,000 and $2,810,000 of acquired research and development costs in fiscal 1996 and 1995, respectively. These costs are considered non-recurring expenses. The Company is not able to determine if any such costs will be incurred in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity is cash. At June 30, 1996, cash and cash equivalents was $1,288,196, net working capital deficiency was $19,631 and net shareholders' equity was $2,048,729. At June 30, 1995, cash and cash equivalents were $1,919,102, net working capital deficiency was $277,374 and net shareholders' equity was $939,408. The decrease in cash and cash equivalents from the prior fiscal year was primarily due to the funding of fiscal year operating losses offset by cash and cash equivalents acquired in the acquisition of GZ-CA. Cash used in operating activities during fiscal 1996 and 1995 were $7,082,940 and $4,979,232, respectively.

     Due to historical losses and substantial up-front costs associated with the development of CD-ROM titles and Internet web sites, the Company has continually needed to locate outside sources of liquidity. In September 1996, the Company raised $939,950, net of offering expenses, through a private equity offering of 1,000 shares of convertible preferred stock and a warrant to purchase 69,717 shares of common stock to one accredited investor. Additionally, on October 31, 1996, the Company raised $1,072,910, net of offering expenses, through a private equity offering of 1,525 shares of convertible preferred stock and warrants to purchase 498,368 shares of common stock to five accredited investors. The Company intends to use the proceeds from the October 31, 1996 private equity offering to satisfy its bank note payable of $750,000 upon its maturity on November 7, 1996. Pursuant to the Reorganization, during the second half of fiscal 1996 prior to the closing of the Reorganization, GZ-CA had provided the Company with approximately $5,869,000 of cash and working capital which was primarily raised through its own private equity offerings in fiscal 1996. The proceeds from the Company's private equity and debt offerings and funds provided by GZ-CA have been and will be used as working capital to fund the development of future CD-ROM products, royalty payments on existing titles, expected advance royalty payments to entertainment content owners for future titles, investment in the Company's Internet strategy and other costs associated with the continued growth and expansion of the Company.

     As the Company continues to focus its resources on the development and publishing of interactive multimedia products (CD-ROM publishing and Internet web sites), the costs, including capital expenditures, associated with such development have been and will continue to be considerable and will be incurred before any significant related revenue is realized. The Company has an equipment purchase line of credit with a leasing company to finance computer equipment aggregating up to $250,000. As of June 30, 1996, $198,850 remained available for future equipment acquisitions. This credit line gives the Company added flexibility to either purchase or lease necessary equipment.

     The Company's long-term liquidity is principally contingent on its ability to raise funds through private and public debt and equity offerings. Having completed the Reorganization, the Company believes it will generate greater revenues and significant cost savings thus improving overall liquidity. The Company's anticipated liquidity needs are based upon a number of factors, including the size of the business and related working capital needs, the extent of CD-ROM and Internet development costs and funding requirements, and the level of corporate operating costs. The Company believes that its present funding sources, including the proceeds from the aforementioned private equity offerings, are sufficient to sustain these needs through fiscal 1997, including the satisfaction of the $750,000 bank note payable maturing on November 7, 1996.

NEW ACCOUNTING STANDARDS

     STOCK COMPENSATION. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No.123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures to net earnings and earning per share as if the fair-value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal 1997, though the Company currently expects to elect to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements of statement No. 123. If the Company makes this election, Statement No. 123 will have no impact on the Company's financial position or results of operations.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item for the Company's directors and executive officers will be contained in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on December 12, 1996 (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        Exhibit Number                Description of Exhibit
        --------------                ----------------------
             3.1          Certificate of Incorporation of the Registrant. (1)

             3.2          Bylaws of the Registrant (1)

             10.1 Agreement and Plan of Reorganization, dated January 3, 1996, between Graphix Zone, Inc., a California corporation ("GZ-CA"), and StarPress Inc., a Colorado corporation (formerly Great Bear Technologies Incorporated) ("StarPress"). (1)

             10.2 Exchange Agreement, dated as of June 9, 1995, by and among, StarPress Multimedia, Inc. and the StarPress stockholders. (1)

             10.3         1996 Stock Option Plan of Registrant (the "1996
                          Plan"). (1)

             10.4 Form of Non-Qualified Stock Option Agreement pertaining to the 1996 Plan. (1)

             10.5 Form of Incentive Stock Option Agreement pertaining to the 1996 Plan. (1)

             10.6 Distribution Agreement dated March 13, 1996, by and among GZ-CA, StarPress and GT Interactive Software Corp., a Delaware corporation ("GTIS"). (1)

             10.7 Keep-Well Agreement dated March 13, 1996 by and among GZ-CA, GTIS and the Registrant. (1)

             10.8 Common Stock Purchase Warrant for 800,000 shares of GZ-CA Common Stock dated March 13, 1996 by GZ-CA in favor of GTIS. (1)

             10.9 Registration Rights Agreement dated March 13, 1996, by and between GZ-CA and GTIS. (1)

             10.10 Form of Registration Rights Agreement dated February, 2, 1996, entered into by and among GZ-CA and each of the accredited investors that purchased Units, consisting of one share of GZ-CA Common Stock and a warrant to purchase one additional share of GZ-CA Common Stock for every three shares of GZ-CA Common Stock purchased, in GZ-CA's 1996 private placement offering, pursuant to which an aggregate of 1,449, 378 shares of GZ-CA Common Stock and warrants to purchase an additional 483,135 shares of GZ-CA
                          Common Stock (the "1996 Private Placement Warrants") were issued and sold. (1)

             10.11 Form of Warrant Agreement dated February 2, 1996, entered into by and among GZ-CA and each of the holders of the 1996 Private Placement Warrants. (1)

             10.12 Office Building Lease dated October 10, 1990, between GZ-CA and Masaaki & Fumiko Nakaoka, as amended. (1)

             10.13 Office Building Lease dated September 13, 1994, between GZ-CA and Pan Pacific Investments, as amended by First, Second and Third Amendments. (1)

             10.14 Warrant Agreements dated January 31, 1994 and February 28, 1994 between GZ-CA and Frank Cutler. (1)

             10.15        Registration Rights Agreements dated January 31,
                          1994 and

                          February 28, 1994, among GZ-CA, Frank
                          Cutler, James Cutler, Jr. and Gregory A. Brown. (1)

             10.16 Non-Qualified Stock Option dated July 1, 1994 granted by GZ-CA to Frank Cutler. (1)

             10.17 Non-Qualified Stock Option dated January 26, 1995, granted by GZ-CA to John and Anne Aber. (1)

             10.18 Non-Qualified Stock Option dated January 26, 1995, granted by GZ-CA to John Aber. (1)

             10.19 Non-Qualified Stock Option dated January 26, 1995, granted by GZ-CA to Anne Aber. (1)

             10.20 Non-Qualified Stock Option dated January 26, 1995, granted by GZ-CA to Thomas and Honor Vandeveer. (1)

             10.21 Form of StarPress 9% Convertible Subordinated Debentures with Warrant Agreements. (1)

             10.22 Sublease Agreement, dated August 13, 1995 by and between StarPress and International Business Machines Corporation. (1)

             10.23 Joint Venture Agreement, dated March 31, 1995, by and between Olivetti Systems and Networks Holdings N.V. and StarPress Multimedia, Inc. (1)

             10.24        Employment Agreement between StarPress and Ronald S.
                          Posner dated June 23, 1995. (1)

             10.25 Employment Agreement dated as of April 18, 1996 between Registrant and Charles R. Cortright, Jr. (1)

             10.26 Employment Agreement dated as of April 18, 1996 between Registrant and Angela Aber Cortright. (1)

             10.27 Asset Purchase Agreement, dated November 1, 1995 by and between Sony Interactive Entertainment Inc. and StarPress. (1)

             10.28 Business Loan Agreement, dated June 26, 1996 by and between Silicon Valley Bank and GZ-CA.

              21          Subsidiaries of the Registrant.

              23 Consent of Ernst & Young LLP with respect to StarPress' financial statements.

  Reports on Form 8-K

                 None.
---------------------------
     (1) Filed as an exhibit to Registrant's Registration Statement on Form S-4 dated March 25, 1996 (Registration No. 333-2642) and incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRAPHIX ZONE, INC.


Dated:  October 09, 1996                By: /S/CHARLES R. CORTRIGHT, JR.
                                            ----------------------------------
                                            Charles R. Cortright, Jr., Chief
                                            Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                                               Title                                     Date
------------------------------------------          ---------------------------------------             ----------------
      /S/Ronald S. Posner                           Chairman of the Board and Director                  October 9, 1996
------------------------------------------
                Ronald S. Posner

      /S/Charles R. Cortright, Jr.                  Chief Executive Officer and Director                October 9, 1996
------------------------------------------
                Charles R. Cortright, Jr.              (Principal Executive Officer)

      /S/Angela C. Cortright                        Executive Vice President and Director               October 9, 1996
------------------------------------------
                Angela C. Cortright

      /S/Norman H. Block                            Chief Operating Officer                             October 9, 1996
------------------------------------------
                Norman H. Block

      /S/Frank E. Murnane                           Chief Financial Officer                             October 9, 1996
------------------------------------------
                Frank E. Murnane                       (Principal Financial and Accounting
                                                         Officer)

      /S/C. Richard Kramlich                        Director                                            October 9, 1996
------------------------------------------
                C. Richard Kramlich

      /S/Thomas C.K. Yuen                           Director                                            October 9, 1996
------------------------------------------
                Thomas C.K. Yuen

      /S/Doug Glen                                  Director                                            October 9, 1996
------------------------------------------
                Doug Glen

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE
                              GRAPHIX ZONE, INC.

     ITEM                                                              PAGE
     ----                                                              ----
Independent Auditors' Reports .......................................   F-2

Consolidated Balance Sheets .........................................   F-4

Consolidated Statements of Operations ...............................   F-5

Consolidated Statements of Shareholders' Equity (Deficiency) ........   F-6

Consolidated Statements of Cash Flows ...............................   F-7

Notes to Consolidated Financial Statements ..........................   F-9

Schedule II - Valuation and Qualifying Accounts......................   S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Graphix Zone, Inc.:


We have audited the accompanying consolidated balance sheet of Graphix Zone, Inc. and subsidiaries as of June 30, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended June 30, 1996 as listed in the accompanying index. These consolidated financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Graphix Zone, Inc. and subsidiaries as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG Peat Marwick LLP

Orange County, California
August 22, 1996, except as to
     note 19 which is as of
     October 15, 1996

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
StarPress, Inc.:

We have audited the accompanying consolidated balance sheets of StarPress, Inc. (formerly Great Bear Technology Incorporated) as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarPress, Inc. at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming StarPress Inc. will continue as a going concern. The Company has incurred operating losses since inception. This condition raises substantial doubt about its ability to continue as a going concern. In addition, the Company has recorded capitalized product development costs and intangible assets in its consolidated balance sheet at June 30, 1995. The Company must generate substantial revenue and net income in future periods to realize the carrying value of these assets. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                   Ernst and Young LLP

Walnut Creek, California
August 18, 1995

                              GRAPHIX ZONE, INC.

                         CONSOLIDATED BALANCE SHEETS

                         AS OF JUNE 30, 1996 AND 1995

                                                                       1996            1995
                                                                   ------------    ------------
                                ASSETS
Cash and cash equivalents                                          $  1,288,196    $  1,919,102
Accounts Receivable, net of allowance for doubtful
  accounts of $640,194 in 1996 and $177,183 in 1995                   3,867,268         295,323
Inventories                                                             833,700         208,789
Prepaid expenses and other current assets                               281,883         131,341
                                                                   ------------    ------------
      Total current assets                                            6,271,047       2,554,555

Property and equipment, net                                             653,833         706,830
Intangibles                                                             850,186         271,686
Other assets, net                                                       753,619         238,266
                                                                   ------------    ------------
                                                                   $  8,528,685    $  3,771,337
                                                                   ------------    ------------
                                                                   ------------    ------------
                LIABILITES AND SHAREHOLDERS' EQUITY

Notes payable                                                      $    750,000    $     -
Convertible debentures                                                   -              185,585
Current installments of obligations under capital leases                100,409          -
Accounts payable                                                      2,617,806         996,131
Accrued royalties                                                       977,764         140,769
Accrued liabilities                                                     984,537       1,432,174
Accrued restructuring charge                                            573,461          -
Deferred revenue                                                        286,701          77,270
                                                                   ------------    ------------
      Total current liabilities                                       6,290,678       2,831,929

Other liabilities                                                       189,278          -
                                                                   ------------    ------------
      Total liabilities                                               6,479,956       2,831,929

Shareholders' equity
  Preferred stock, $.01 par value, 25,000,000 shares
    authorized, no shares issued or outstanding                         -               -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 10,608,748 and 4,321,780 issued and
    outstanding in 1996 and 1995, respectively                       40,189,771      15,561,790
  Accumulated deficit                                               (38,141,042)    (14,622,382)
                                                                   ------------    ------------
      Net shareholders' equity                                        2,048,729         939,408
                                                                   ------------    ------------

Commitments and contingencies
Subsequent event
                                                                   $  8,528,685    $  3,771,337
                                                                   ------------    ------------
                                                                   ------------    ------------

            See accompanying notes to consolidated financial statements

                              GRAPHIX ZONE, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                   1996           1995          1994
                                               ------------   ------------   -----------
Net revenues                                   $  7,182,046   $  2,171,334   $   243,898

Cost of revenues                                  3,195,934      1,838,699       166,861
                                               ------------   ------------   -----------
Gross margin                                      3,986,112        332,635        77,037

Operating expenses:
          Research and development                2,008,614      2,032,059       663,983
          Sales and marketing                     2,973,569      2,498,488       839,111
          General and administrative              2,606,670      3,139,507     1,317,070
          Restructuring charge                    1,900,000          -              -
          Acquired in-process technology         17,934,863      2,810,000          -
                                               ------------   ------------   -----------
               Total operating expenses          27,423,716     10,480,054     2,820,164
                                               ------------   ------------   -----------
Operating loss                                  (23,437,604)   (10,147,419)   (2,743,127)

Interest expense, net                               (81,056)      (783,507)      (53,367)
Other income (expense), net                          -              14,529        23,343
                                               ------------   ------------   -----------
Net loss                                       $(23,518,660)  $(10,916,397)  $(2,773,151)
                                               ------------   ------------   -----------
                                               ------------   ------------   -----------

Loss per share of common stock                 $      (5.05)  $      (7.76) $     (3.15)
                                               ------------   ------------   -----------
                                               ------------   ------------   -----------

Weighted average common shares                    4,661,401      1,406,688      880,716
                                               ------------   ------------   -----------
                                               ------------   ------------   -----------

            See accompanying notes to consolidated financial statements

                              GRAPHIX ZONE, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                                                          Net
                                                                Common Stock                          Shareholders'
                                                                ------------           Accumulated       Equity
                                                           Shares         Amount          Deficit     (Deficiency)
                                                         ----------     -----------    ------------   ------------
Balance, June 30, 1993                                      510,100     $   341,551    $   (932,834)  $   (591,283)

Common stock issued for acquisition of Logatronix, Inc.     153,260         (12,412)           -           (12,412)
Common stock issued in private placement, net               503,729       4,205,714            -         4,205,714
Common stock issued upon conversion of notes payable         75,774         775,000            -           775,000
Stock option and warrant compensation                         -             181,180            -           181,180
Common stock issued for acquisition of MicroBase, Inc.       98,079       1,253,906            -         1,253,906
Net loss                                                      -               -          (2,773,151)    (2,773,151)
                                                         ----------     -----------    ------------   ------------
Balance, June 30, 1994                                    1,340,942       6,744,939      (3,705,985)     3,038,954

Common stock issued for acquisition of StarPress
  Multimedia, Inc.                                        1,935,539       1,649,682            -         1,649,682
Common stock issued in private placement, net               381,316       3,081,451            -         3,081,451
Detachable warrants issued in connection with
  convertible debentures and notes payable                     -          1,059,796            -         1,059,796
Common stock issued upon conversion of debentures           319,132       2,200,278            -         2,200,278
Common stock issued upon exercise of warrants               301,753          20,575            -            20,575
Common stock issued for services                             43,118         158,500            -           158,500
Stock option compensation                                      -            720,351            -           720,351
Notes receivable for purchase of common stock                  -            (73,782)           -           (73,782)
Net loss                                                       -               -        (10,916,397)   (10,916,397)
                                                         ----------     -----------    ------------   ------------
Balance, June 30, 1995                                    4,321,800      15,561,790     (14,622,382)       939,408

Common stock issued upon conversion of debentures            24,932         195,180            -           195,180
Common stock issued upon exercise of warrants                52,995           3,613            -             3,613
Common stock issued upon exercise of options                300,260         134,879            -           134,879
Common stock issued for acquisition of assets               172,059         292,852            -           292,852
Stock option compensation                                      -            195,682            -           195,682
Common stock issued in satisfaction of obligations           85,159          80,000            -            80,000
Common stock issued for services                            125,000         618,750            -           618,750
Common stock issued for acquisition of GZ-CA              5,526,543      23,107,025            -        23,107,025
Net loss                                                       -               -        (23,518,660)   (23,518,660)
                                                         ----------     -----------    ------------   ------------
Balance, June 30, 1996                                   10,608,748     $40,189,771    $(38,141,042)  $  2,048,729
                                                         ----------     -----------    ------------   ------------
                                                         ----------     -----------    ------------   ------------

            See accompanying notes to consolidated financial statements

                              GRAPHIX ZONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994





                                                                                      1996           1995          1994
                                                                                  -------------  -------------  ------------
Cash flows form operating activities:
  Net loss                                                                        $(23,518,660)  $(10,916,397)  $(2,773,151)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      349,769         95,067        95,223
    Amortiztion and write-down of intangible assets                                       -         1,680,046          -
    Aquired in-process technology                                                   17,934,863      2,810,000          -
    Provision for sales returns and doubtful accounts                                  221,000        398,000          -
    Provision for inventory reserve                                                     90,000           -             -
    Amortization of discount on convertible debentures                                    -           579,122          -
    Stock option and warrant compensation expense                                      195,682        853,851       181,180
    Restructuring charge                                                             1,900,000           -             -
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                    (3,926,851)      (619,476)        7,132
      Decrease (increase) in inventories                                               251,246         (4,447)      (39,220)
      Decrease (increase) in prepaid expenses and other current assets                 424,507         71,981       (48,764)
      Decrease (increase) in other assets                                              (59,679)        54,691       (26,695)
      Increase (decrease) in accounts payable                                         (162,490)      (593,782)       52,400
      Increase in accrued royalties                                                    360,857           -             -
      Increase (decrease) in accrued liabilities                                      (612,483)       594,842       136,701
      Increase in accrued restructuring                                               (484,031)          -             -
      Increase (decrease) in deferred revenue                                          (46,670)        17,270        60,000
                                                                                  ------------   ------------   -----------
         Net cash used in operating activities                                      (7,082,940)    (4,979,232)   (2,355,194)

Cash flows from investing activities:
  Purchase of property and equipment                                                   (42,000)      (226,727)     (270,772)
  Proceeds from sale of property and equipment                                          97,360           -             -
  Software development costs                                                              -              -         (427,723)
  Acquisition of StarPress Multimedia, Inc.                                               -          (337,000)         -
  Acquisistion of DMT assets                                                           (20,890)          -             -
  Net cash acquired from purchase of GZ-CA                                           6,854,357           -             -
                                                                                  ------------   ------------   -----------
         Net cash provided by (used in) investing activites                          6,888,827       (563,727)     (698,495)

Cash flows from financing activities:
  Release of restricted cash from escrow                                                  -           592,700          -
  Proceeds from convertible of notes payable                                              -         2,766,537       975,000
  Proceeds from notes payable to related parties                                          -           300,000       147,000
  Payments on notes payable to related parties                                            -          (222,000)     (602,500)
  Proceeds from notes payable                                                             -           265,000          -
  Payments on notes payable                                                           (575,285)      (243,000)         -
  Payments on convertible notes payable                                                   -              -         (200,000)
  Proceeds from exercise of stock options                                              134,879           -             -
  Proceeds from exercise of warrants                                                     3,613         20,575          -
  Proceeds from common stock issuances, net                                               -         3,081,451     3,613,014
                                                                                  ------------   ------------   -----------
         Net cash (used in) provided by financing activities                          (436,793)     6,561,263     3,932,514

Net increase in cash                                                                  (630,906)     1,018,304       878,825
Cash and cash equivalents at beginning of year                                       1,919,102        900,798        21,973
                                                                                  ------------   ------------   -----------
Cash and cash equivalents at end of year                                          $  1,288,196   $  1,919,102   $   900,798
                                                                                  ------------   ------------   -----------
                                                                                  ------------   ------------   -----------
Supplemental disclosure of cash flow information:

Cash paid during the year for interest                                            $     86,635  $     140,251   $    64,073
                                                                                  ------------   ------------   -----------
                                                                                  ------------   ------------   -----------
Supplemental disclosure of noncash investing and financing activities:
  Common stock issued in connection with acquisitions and services                $ 24,018,627   $  1,674,682   $ 1,253,906
                                                                                  ------------   ------------   -----------
                                                                                  ------------   ------------   -----------
  Conversion of convertible debentures and notes payable to common stock          $    195,180   $  2,200,278   $   775,000
                                                                                  ------------   ------------   -----------
                                                                                  ------------   ------------   -----------
  Common stock issued in satisfaction of obligations                              $     80,000   $       -      $      -
                                                                                  ------------   ------------   -----------
                                                                                  ------------   ------------   -----------
  Proceeds from issuance of common stock held in escrow as restricted cash        $       -      $       -      $   592,700
                                                                                  ------------   ------------   -----------
                                                                                  ------------   ------------   -----------

            See accompanying notes to consolidated financial statements

                              GRAPHIX ZONE, INC.

                         Notes to Financial Statements

                         June 30, 1996, 1995 and 1994

(1)  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     Graphix Zone, Inc. (the "Company") is a Delaware corporation and was incorporated in January 1996 for the purpose of acquiring Graphix Zone, Inc., a California corporation (GZ-CA), and StarPress, Inc., a Colorado corporation (StarPress). The Company is engaged in the development, production and marketing of CD-ROM and on-line products for the personal computer industry.

     On January 3, 1996 the Company's wholly owned subsidiaries GZ-CA and StarPress, entered into an Agreement and Plan of Reorganization pursuant to which both companies would become wholly owned subsidiaries of Graphix Zone, Inc., a Delaware corporation. All conditions to the merger were met and on June 28, 1996 the shareholders of both GZ-CA and StarPress approved the merger (the "Reorganization") which was consummated on that date (see note 8).

     Based upon the capitalization of both GZ-CA and StarPress, at the consummation of the merger, the former shareholder interests of StarPress comprised a larger percentage of the outstanding shares of the Company than the former shareholder interests of GZ-CA, and accordingly StarPress was deemed the acquiring entity for financial accounting purposes.
     Accordingly, the historical financial statements presented herein, prior to the effective date of the Reorganization are the financial statements of StarPress. All shares have been adjusted to reflect a .14666 : 1 stock exchange in connection with the Reorganization.

     All references to the "Company" prior to June 28, 1996 relate to StarPress and Graphix Zone, Inc., a Delaware Corporation.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Graphix Zone, Inc., a Delaware corporation, and its wholly owned subsidiaries GZ-CA and StarPress. All material inter-company balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Revenue is recognized from CD-ROM sales upon shipment. The Company grants certain distributors limited rights to exchange product and price protection on unsold merchandise. The Company establishes a reserve for price adjustments and estimated returns at the time the related revenue is recognized.

     CASH AND CASH EQUIVALENTS

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash equivalents include bank demand deposits and money market funds.

     INVENTORIES

     Inventories are comprised primarily of CD-ROM products and packaging materials and are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis over estimated useful lives of two to seven years. Equipment held under capital leases and leasehold

                              GRAPHIX ZONE, INC.

                         Notes to Financial Statements

                         June 30, 1996, 1995 and 1994

     improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs began when technological feasibility was established and ended when the product was available for general release to customers. Capitalized software development costs as of June 30, 1996 and 1995 include amounts capitalized pursuant to the acquisitions described in note 8.

     Amortization is computed on an individual product basis and is recognized over the greater of the remaining economic lives of each product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product, commencing when the products became available for general release to customers. Software development costs are generally being amortized over a three-year period. The Company continually assesses the recoverability of software development costs by comparing the carrying value of individual products to their net realizable value.

     The Company incurred amortization expense for software development costs of $214,731, $720,340 and $68,097 in 1996, 1995 and 1994, respectively.

     INTANGIBLE ASSETS

     The Company accounts for goodwill and other intangible assets at the lower of amortized cost or fair value. Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill and other intangibles are amortized on a straight-line basis over the expected periods to be benefited (generally two to five years). The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through projected un-discounted cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows using a discount rate reflecting the Company's average cost of funds.


     ROYALTY EXPENSE

     Royalty expense is recognized based upon actual net product sales in accordance with the terms of the related royalty agreement. Royalty advances are capitalized and expensed when earned. The Company periodically reviews the realizability of capitalized royalty advances and expenses such advances which it determines may not be realized from future sales. Royalty expenses are included in cost of revenues in the accompanying consolidated statements of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" (SFAS 107). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As June 30, 1996 the carrying value of all financial instruments approximates fair value.

     LONG-LIVED ASSETS

     During fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for

                              GRAPHIX ZONE, INC.

                         Notes to Financial Statements

                         June 30, 1996, 1995 and 1994

     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (Statement 121) which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The adoption of Statement 121 did not have a material impact on the Company's financial position or results of operations.

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements have been prepared in conformity with generally accepted accounted principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates.

     INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carry-forwards. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of expected future taxable income. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the financial statements in the period of enactment.

     LOSS PER SHARE OF COMMON STOCK

     Loss per share of common stock is based on the weighted average number of outstanding shares of common stock during the period. Common stock equivalents are not included in the computation because their effect would be anti-dilutive. Primary loss per share approximates fully diluted loss per share for all periods presented. All shares used in the calculation of loss per share of Common Stock have been adjusted to reflect a .14666 : 1 stock exchange in connection with the Reorganization.

     RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.


(2)  INVENTORIES

     Inventories consisted of the following:
                                                                 June 30,
                                                                 --------
                                                            1996        1995
                                                         ----------  ----------

          Finished goods                                   $479,747    $180,519
          Components                                        353,953      28,270
                                                         ----------  ----------
                                                           $833,700    $208,789
                                                         ----------  ----------
                                                         ----------  ----------

                              GRAPHIX ZONE, INC.

                         Notes to Financial Statements

                         June 30, 1996, 1995 and 1994

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                 June 30,
                                                                 --------
                                                            1996         1995
                                                         ----------   ----------
          Computer and office equipment                  $  824,474   $  805,285
          Furniture and fixtures                            174,760       65,843
          Computer software                                 101,287       38,910
          Equipment held under capital lease obligations    100,575        -
                                                         ----------   ----------

          Accumulated depreciation and amortization        (547,263)    (203,208)
                                                         ----------   ----------
                                                         $  653,833   $  706,830
                                                         ----------   ----------
                                                         ----------   ----------

(4)  INTANGIBLE ASSETS

     Intangible assets consist of the following:
                                                                June 30,
                                                                --------
                                                           1996         1995
                                                        ----------   ----------

          Assembled workforce                           $  185,000   $  240,000
          Goodwill                                         560,186      122,872
          Other                                            105,000        -
                                                        ----------   ----------

          Accumulated amortization                           -          (91,186)
                                                        ----------   ----------
                                                        $  850,186   $  271,686
                                                        ----------   ----------
                                                        ----------   ----------

(5)  OTHER ASSETS

     Other assets consist of the following:
                                                                June 30,
                                                                --------
                                                           1996         1995
                                                        ----------   ----------

          Capitalized software development costs        $  238,342   $  662,024
          Capitalized warrant valuation (see note 13)      312,000        -
          Other                                            221,477        -
                                                        ----------   ----------

          Accumulated amortization                         (18,200)    (423,758)
                                                        ----------   ----------
                                                        $  753,619   $  238,266
                                                        ----------   ----------
                                                        ----------   ----------

(6)  NOTES PAYABLE

     On October 27, 1995 the Company borrowed $750,000 under a loan agreement with Silicon Valley Bank. The note bore interest at the bank's prime rate plus 150 basis points. The note was secured by all of the Company's assets excluding the Sony assets (see note 8) and matured on February 24, 1996.
     In connection with the loan agreement, the Company also issued a warrant to Silicon Valley Bank to purchase 6,160 shares of the Company's common stock at an exercise price of $8.52 per share. The warrant expires on October 27, 2000. On June 28, 1996 GZ-CA paid down the Company's existing loan with Silicon Valley bank and simultaneously entered into a new loan agreement with Silicon Valley Bank for a $750,000 loan bearing interest at the bank's prime rate plus 300 basis points. The loan is due on November 7, 1996 (as amended, see note 19) and is secured by all of the Company's assets. GZ-CA issued a

                              GRAPHIX ZONE, INC.

                         Notes to Financial Statements

                         June 30, 1996, 1995 and 1994

     warrant to Silicon Valley Bank to purchase 20,000 shares of GZ-CA's Common Stock at an exercise price of $5.625 per share. The warrant expires on June 26, 2001.

     In July, September, October and November 1993, the Company sold an aggregate of 19 1/2 units (the "Bridge Units"), each consisting of: (1) a one-year promissory note having an aggregate original principal amount of $50,000 bearing interest at a rate of 12% per annum ("Bridge Note") and (2) a four-year warrant which entitles the holder to purchase 3,667 shares of the Company's common stock, at a purchase price of $7.84 per share ("Bridge Warrant"). The Bridge Units were offered at a purchase price of $50,000 per Unit. The Bridge Notes were payable upon maturity one year from the date of issuance and bore interest at a rate of 12% per annum. Certain holders of the Bridge Notes converted the principal amount of the Bridge Notes into subscriptions for securities in the Company's 1993/1994 private placement offering (see note 10). Bridge Notes amounting to $775,000 were converted to stock in the private placement of common stock during the year ended June 30, 1994.

(7)  BORROWINGS UNDER LINE OF CREDIT

     The Company had a line of credit with a bank which allowed borrowings of up to $200,000 with interest at the bank's prime rate plus 1.50% (12% at June 30, 1995). Borrowings under the line of credit were secured by certificates of deposit in the same amount. As of June 30, 1995, the Company had borrowed $200,000 under the line of credit. On July 1, 1995, this amount was repaid using the certificates of deposit at which time the line of credit expired.

     The Company has an equipment line of credit with a leasing company to finance computer equipment aggregating up to $250,000. As of June 30, 1996, $198,850 remained available for future equipment acquisitions.

(8)  ACQUISITIONS AND TRANSACTIONS

     In June 1996, the Company acquired all of the outstanding capital stock of GZ-CA, a developer and publisher of interactive software titles, in exchange for 5,526,543 shares of the Company's common stock. In connection with the acquisition, the Company also issued 125,000 shares of common stock to its investment banker. In addition, the Company assumed all outstanding options and warrants of GZ-CA to purchase shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting.

     The total purchase price for GZ-CA was $23,930,957 (which was determined by the fair market value of GZ-CA common stock) including acquisition costs of $823,932. An allocation of the purchase price is as follows:

                                                         Allocation of       Amortization
                         Description                     Purchase Price      (Useful Life)
                         -----------                     --------------      -------------
          In-process technology charged to operations      $  17,934,863           N/A
          Product development costs                               89,390         3 years
          Assembled workforce                                    185,000         3 years
          Goodwill                                               459,310         3 years
          Net assets assumed                                   5,262,394           N/A
                                                           -------------
               Purchase price                              $  23,930,957
                                                           -------------
                                                           -------------

     On April 22, 1996, the Company entered into an Asset Purchase Agreement with Digital Media Theory, Inc. ("DMT"). The Company purchased from DMT certain assets which consisted of an Internet computer database; equipment contracts and supplies; and rights, title and interest to intellectual property. The purchase price for these assets consisted of 36,000 shares of the Company's common stock valued at $176,887 and a promissory note for

                              GRAPHIX ZONE, INC.

                         Notes to Financial Statements

                         June 30, 1996, 1995 and 1994

     $23,099. Acquisition costs were $20,890. The acquisition was accounted for by the purchase method of accounting.

     The total purchase price of $220,876 was allocated as follows:

                                                     Allocation of       Amortization
                         Description                 Purchase Price      (Useful Life)
                         -----------                 --------------      -------------
          Goodwill                                     $  100,876           5-years
          Computer database                                75,000           5 years
          Trademarks and covenant not to compete           30,000          2-5 years
          Furniture and equipment                          15,000          3-5 years
                                                     --------------
               Purchase price                          $  220,876
                                                     --------------
                                                     --------------

     On November 1, 1995, the Company purchased from Sony Interactive Entertainment, Inc. ("Sony") certain products and other assets which consisted of 14 products currently in distribution or production and related finished goods inventory, prepaid royalties, certain accounts receivable and furniture and equipment. The purchase price for these assets consisted of 136,059 shares of the Company's common stock (which were valued using the per share price determined by independent appraisal) valued at $115,965 and a promissory note of $561,781 which bore interest at the prime rate as quoted by Chemical Bank, and was secured by the assets acquired. The promissory note was paid in full on February 2, 1996. The acquisition was accounted for by the purchase method of accounting.

     The total purchase price of $677,746 was allocated as follows:

                                                     Allocation of       Amortization
                         Description                 Purchase Price      (Useful Life)
                         -----------                 --------------      -------------
          Prepaid royalties                            $  311,000             N/A
          Finished goods inventory                        132,457           3 years
          Product development costs                       125,417           3 years
          Furniture and equipment                         100,000           3 years
          Accounts receivable                               8,872             N/A
                                                     --------------
               Purchase price                          $  677,746
                                                     --------------
                                                     --------------

     In June 1995, the Company acquired all of the outstanding capital stock of StarPress Multimedia, Inc., a developer and publisher of interactive software titles, in exchange for 1,935,539 shares of the Company's common stock (which were valued using the per share price determined by an independent appraisal). StarPress Multimedia, Inc. had acquired iTravel International Ltd. ("iTravel"), a developer located in Seattle, Washington, on March 31, 1995 for 180,000 shares of common stock of StarPress Multimedia, Inc. StarPress assumed StarPress Multimedia, Inc.'s obligations to issue additional shares of common stock to former iTravel shareholders. In April and May 1996, 71,258 additional shares of the Company's common stock were issued to meet this commitment. In addition, the Company issued options to purchase 34,318 shares of common stock at a price of $8.52 per share (vested immediately and exercisable for three years) for outside financing expenses directly related to the acquisition and assumed all outstanding options and warrants of StarPress Multimedia, Inc. to purchase shares of the Company's common stock The acquisition was accounted for by the purchase method of accounting.

     The total purchase price for StarPress Multimedia, Inc. was $2,011,682, based upon an independent appraisal (including acquisition costs of $362,000). An allocation of the purchase price is as follows:

                              GRAPHIX ZONE, INC.

                         Notes to Financial Statements

                         June 30, 1996, 1995 and 1994

                                                          Allocation of       Amortization
                         Description                      Purchase Price      (Useful Life)
                         -----------                      --------------      -------------
          In-process technology charged to operations       $  2,810,000            N/A
          Product development costs                              110,000          3 years
          Assembled workforce                                    240,000          3 years
          Goodwill                                                31,686          3 years
          Net liabilities assumed                             (1,180,004)
                                                          --------------
               Purchase price                               $  2,011,682
                                                          --------------
                                                          --------------

     The following unaudited summary presents the pro forma consolidated results of operations of the Company as if the acquisitions of GZ-CA and StarPress Multimedia, Inc. had occurred at the beginning of each respective period presented, exclusive of the write-offs of $17,934,863 and $2,810,000 of in-process technology related to the GZ-CA and Starpress Multimedia, Inc. acquisitions in fiscal 1996 and 1995, respectively. These pro forma results have been prepared for comparative purposes only an do not purport to be indicative of what would have occurred had the acquisition been made as of the first day of the fiscal years presented or the results which may occur in the future.

                                              For the year ended June 30,
                  Pro Forma (unaudited)          1996            1995
                  ---------------------          ----            ----

          Net revenues                       $  9,201,414    $  6,743,161
          Net loss                             11,093,818      19,901,976
          Net loss per share                 $       1.09    $       2.87

(9)  RESTRUCTURING CHARGE

     During the second quarter of fiscal year 1996, the Company adopted a restructuring plan to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The plan included the elimination of the Company's in-house software research and development activities. Total estimated restructuring costs of $1,950,000 were recorded in the second quarter of fiscal 1996, $50,000 of which was reversed in the fourth quarter due to changes in the underlying estimates. The charge principally reflects severance costs resulting from a reduction of a significant portion of the Company's workforce of $777,492, write-down and disposal of excess furniture and equipment and office facilities of $946,103, and write-offs of assembled workforce and goodwill of $226,405 arising from the Company's acquisition of StarPress Multimedia, Inc. in June 1995. At June 30, 1996 $573,461 of accrued restructuring cost remained outstanding. The amount remaining principally represents unpaid severance costs and outstanding lease payments on unused office facilities through fiscal 1999.

     Pursuant to the above restructuring plan, on April 2, 1996, the Company entered an agreement pursuant to which PolarCap, LLC, owned and operated by Douglas D. Cole a former director and chief executive officer of the Company, acquired 100% equity ownership of Logatronix, Ltd. (Great Bear - Bulgaria), formally a wholly owned subsidiary of the Company based in Sofia, Bulgaria, and certain other assets of the Company. The purchase price consisted of a $40,000 promissory note, a contingent payment in the event of the sale or other transfer of any of the Great Bear - Bulgaria stock by PolarCap, LLC, a contingent payment in the event of the collection of certain receivables transferred to PolarCap, LLC in the acquisition, and the assumption by PolarCap, LLC of certain Great Bear - Bulgaria liabilities.

                              GRAPHIX ZONE, INC.

                        Notes to Financial Statements

                        June 30, 1996, 1995 and 1994

(10) SHAREHOLDERS' EQUITY

     COMMON STOCK

     Between December 29, 1993 and February 15, 1994 ("fiscal 1994 private placement"), the Company sold 39.51 units at a purchase price of $150,000 per unit in a private placement. Each unit consisted of 14,666 shares of common stock and 4,400 warrants to purchase common stock at an exercise price of $17.05 per share. None of the proceeds were allocated to these warrants as their value was not considered significant. Of the proceeds of $5,927,000, $775,000 related to the conversion of Bridge Notes (see note
     6), $946,286 was used to pay expenses of the offering, $592,700 was held in escrow pending registration of the stock, which was released from escrow in fiscal 1995, and $3,613,014 was received by the Company in cash. Immediately following the closing of the private placement, $200,000 was used to pay down the remaining Bridge Note holders.

     As compensation to the Company's investment banker in connection with the fiscal 1994 private placement, the Company issued a five-year option to purchase 3.95 units at $150,000 per unit. Each unit consists of options to purchase 14,666 shares of common stock and warrants to purchase 4,400 shares of common stock (total of 57,950 shares under options and 17,385 shares under warrants). The units are identical to the units sold in the private placement, except that these warrants are not redeemable by the Company.

     CONVERTIBLE SUBORDINATED DEBENTURES AND BRIDGE LOANS

     During March 1995, the Company raised net proceeds of $2,766,537 (net of offering costs of $165,963) through the issuance of convertible subordinated debentures with detachable common stock warrants (the "Debentures"). The net proceeds of the offering were allocated between the Debentures and the warrants ($1,806,741 and $959,796), respectively) based on their relative fair values. The Debentures bore interest at a rate of 9% per annum and were convertible at a price of $8.52 per share under certain circumstances. As of June 30, 1995, Debentures with a carrying balance of $2,200,278 had been converted into 319,132 shares of common stock. On July 31, 1995, the remaining $185,585 of Debentures were converted into 24,932 shares of common stock.

     During fiscal year 1995, the Company borrowed $300,000 from certain officers and shareholders of the Company and $265,000 from outside investors. In consideration for such loans, the Company paid interest at a rate of 9% per annum and issued warrants to purchase 25,134 shares of common stock with the same terms and conditions as the warrants issued in the debenture offering. All of the above loans were repaid with proceeds from the Debentures offering.

     STOCK WARRANTS

     Pursuant to the merger of GZ-CA and SP (see note 1) the Company assumed all outstanding warrants of GZ-CA. The following summarizes the outstanding warrants and underlying shares of common stock, exercise price per share of common stock and the expiration date:

          Common stock shares    Exercise Price     Expiration Date
          -------------------    --------------     ---------------
                116,667             $  2.50             5/31/99
                120,000             $  3.90             6/30/99
                 15,000             $  3.63             6/05/00
                483,135             $ 4.125             2/02/99
                720,000             $ 5.125             2/28/01
                 20,000             $ 5.625             6/26/01

     In October 1995, the Company issued a warrant to purchase up to 6,160 shares of Common Stock to a lender ("Lender's Warrant") in connection with a business loan. The exercise price of the Lender's Warrant is $8.52 per share

                              GRAPHIX ZONE, INC.

                        Notes to Financial Statements

                        June 30, 1996, 1995 and 1994

     and the Lender's Warrant may be exercised at any time prior to October 27, 2000.

     In connection with the issuance of the Debentures, discussed above, each Debenture holder was issued a warrant to purchase shares of the Company's common stock at a purchase price of $.48 per share. Warrants to purchase a total of 329,614 shares were issued in connection with the Debentures.

     In September 1994, the Company issued warrants to purchase up to 82,130 shares of Common Stock to two financial consultants ("Financial Consultants' Warrants") in connection with services provided to the Company. The exercise price of the Financial Consultants' Warrants is $10.23 per share and they may be exercised until thirty (30) days after the registration of the shares underlying the Financial Consultants' Warrants.

     In June 1994, the Company issued a warrant ("Consultant's Warrant") to purchase up to 72,481 shares of Common Stock to a consultant in connection with services provided to the Company. The exercise price of the Consultant's Warrant is $6.32 per share and they may be exercised at any time prior to June 30, 1997.

     In connection with the fiscal 1994 private placement a total of 191,236 warrants (including the agent's unit purchase option of 17,385) were issued. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $17.05 per share and expires on December 29, 1999. The number of shares and exercise price are subject to adjustment upon the occurrence of specified events. These warrants are redeemable by the Company, at any time upon 30 days written notice, at a price of $22.16 per warrant, provided that the average closing price or average closing bid price of the common stock as reported by the principal exchange on which the common stock is traded for 30 consecutive trading days ending 10 days prior to the date on which the notice of redemption is given exceeds $22.16 and provided further that the stock underlying the warrants may be publicly sold without restriction under the Securities and Exchange Acts at the time notice of redemption is given.

     In connection with the Bridge Notes issued in fiscal 1994 (see note 6), the Company issued warrants to purchase 71,497 shares of the Company's common stock at an exercise price of $7.84 per share which expire on July 20, 1997. These warrants do not entitle holders to any rights of a shareholder of the Company, and are redeemable by the Company at $.68 per warrant under certain circumstances.

     In addition, the Company has warrants outstanding with a shareholder (see note 15) to purchase 7,333 shares of common stock. These warrants have the same terms as the bridge warrants discussed above.

     STOCK OPTION PLANS

     The Company's 1996 Stock Option Plan (the "Plan") is administered by a committee of the Board of Directors ("Committee") which determines the recipients and terms of the options granted. All stock option plans of the Company's wholly owned subsidiaries, GZ-CA and SP have been assumed by the Plan. The Plan provides for the grant of incentive stock options ("ISOs") and non-qualified stock options ("NQOs") for up to 2,500,000 shares of common stock. Terms of the Plan require that ISOs granted must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the date of grant and must be exercised within ten years from grant date. NQOs granted under the Plan must have an exercise price of not less than 85% of the fair market value of the Company's common stock on the date of grant and the option period may not exceed five years. The Plan also includes automatic annual grants of NQOs to purchase 25,000 shares of common stock to each member of the Committee at an exercise price equal to 100% of the fair market value on the date of grant. The Committee NQOs vest and are exercisable at the rate of 50% following six months from date of grant and 50% following twelve months following date of grant.

     A summary of the stock option activity under the Plan is as follows:

                              GRAPHIX ZONE, INC.

                        Notes to Financial Statements

                        June 30, 1996, 1995 and 1994

                                                   Number of    Price per Share
                                                    Shares
                                                  -----------  -----------------
        Outstanding at June 30, 1993                   -        $      -
        Options granted                              67,904        .34 - 12.78
        Options exercised                              -               -
        Options canceled                             (1,467)       .50
                                                  -----------  -----------------

        Outstanding at June 30, 1994                 66,437        .34 - 12.78
        Options granted                              46,613        .007 - 4.77
        Options exercised                            (1,467)        1.70
        Options canceled                            (16,238)        1.70 - 12.78
        Assumed from StarPress Multimedia, Inc.     279,414        .25 - .78
                                                  -----------  -----------------

        Outstanding at June 30, 1995                374,759        .007 - 12.78
        Options granted                             517,710        .01 - 1.02
        Options exercised                          (300,260)       .01 - .72
        Options canceled                           (396,647)       .04 - 1.875
        Assumed from GZ-CA                          314,050        .01 - 7.50
                                                  -----------  -----------------

        Outstanding at June 30, 1996                509,612
                                                  -----------
                                                  -----------

     As of June 30, 1996, approximately 486,403 stock options under the Plan were exercisable at prices of $.01 to $12.78 per share.

     During 1996, the Company accelerated the vesting period of certain stock options granted to an officer of the Company resulting in a new measurement date of such options. The exercise price of the options was below the fair market value on the date of acceleration. Accordingly, earned compensation of $195,682 has been recorded for the difference between the option exercise price and fair market value on the date of acceleration.

     NON-QUALIFIED STOCK OPTIONS

     In July 1994, the Company entered into an agreement for certain professional services in exchange for certain monetary consideration. In addition, the Company granted non-qualified options to purchase 250,000 shares of the Company's common stock at an exercise price of $3.43 per share (the fair market value of the Company's common stock on the date of grant). The options vest in various increments over a ten-year period subject to certain accelerating events. Pursuant to the agreement, the option holder shall be granted additional options ("New Options") to purchase shares of the Company's common stock in amounts so that the shares of common stock issuable under all options granted to the holder equals 5% of the Company's then issued and outstanding common stock. The New Options will have terms similar to the original options, except that the exercise price will approximate fair market value on the date of grant of the New Options.

     During fiscal 1995, the Company granted various non-qualified stock options to purchase an aggregate of 106,679 shares of the Company's common stock at exercise prices ranging from $3.43 to $4.25 per share (the fair market value of the Company's common stock on the respective date of grant). Options for 56,679 shares were granted to certain related parties. The remainder were granted to consultants and other individuals providing assistance to the Company. The options vest at various times through their expiration in ten years from the date of grant subject to certain accelerating events.

     Certain directors, officers and consultants of the Company were granted non-qualified stock options to purchase 121,581 and 88,374 shares of the Company's Common Stock during the years ended June 30, 1995 and 1994, respectively. These options vested immediately upon grant at exercise prices ranging from $.007 to $8.52 per share. Compensation expense of $720,351 and $181,180 related to the issuance of these stock options was recorded for the years ended June 30, 1995 and 1994, respectively.

     A summary of the stock option activity for all non-qualified options is as follows:

                              GRAPHIX ZONE, INC.

                        Notes to Financial Statements

                        June 30, 1996, 1995 and 1994

                                                Number of     Price per Share
                                                 Shares
                                                ---------    -----------------
        Outstanding at June 30, 1993              36,665      $  10.23
        Options granted                          146,323         .34 - 8.52
                                                ---------    -----------------

        Outstanding at June 30, 1994             182,988         .34 - 10.23
        Options granted                          121,581         .007 - 8.52
                                                ---------    -----------------

        Outstanding at June 30, 1995             304,569         .007 -10.23
        Assumed from GZ-CA                       119,179         3.43
                                                ---------    -----------------

        Outstanding at June 30, 1996             423,748         .007 - 10.23
                                                ---------    -----------------
                                                ---------    -----------------

     As of June 30, 1996, approximately 86,679 stock options pursuant to non-qualified stock option grants were exercisable at prices of $3.43 to $3.50 per share.

(11) INCOME TAXES

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes an the amounts used for income tax purposes.
     Significant components of the Company's deferred tax assets and liabilities are as follows:

          June 30,                                     1996          1995
                                                       ----          ----
          Deferred tax assets:
               Net operating loss carryforwards    $  6,867,000  $  5,800,000
               Reserves not currently deductible        698,000       150,000
               Less valuation allowance              (7,565,000)   (5,760,000)
                                                   ------------  ------------
                         Total deferred tax assets        -           190,000
                                                   ------------  ------------
                                                   ------------  ------------

          Deferred tax liability:
               Identified intangible assets               -          (190,000)
                                                   ------------  ------------
                                                   ------------  ------------

     The valuation allowance for deferred tax assets as of June 30, 1996 was $7,565,000. The net change in the total valuation allowance for the year ended June 30, 1996 was an increase of $1,805,000.

     Reconciliation of the Federal statutory rate to the Company's effective tax rate is as follows:

                                                                       1996          1995
                                                                       ----          ----
     Federal statutory rate                                           (34.0)%       (34.0)%
     State income taxes, net                                           (6.1)         (6.1)
     Write-off of acquired in-process technology for which no tax
         benefit is recognized                                         30.6          10.3
     Net operating loss carryforward with no tax benefit recognized     9.5          29.8
                                                                      ------        ------
                                                                         -             -
                                                                      ------        ------
                                                                      ------        ------

     As of June 30, 1996, the Company had a net operating loss carryforward for Federal and state income tax purposes

                              GRAPHIX ZONE, INC.

                        Notes to Financial Statements

                        June 30, 1996, 1995 and 1994

     of approximately $18,275,000 and $10,644,000, respectively, which is available to offset future Federal taxable income. The net operating loss carryforwards, if not utilized, will expire in 2005 through 2011. Pursuant to the merger of GZ-CA and StarPress, the utilization of the net operating loss carryforwards may be limited due to restrictions imposed under the Federal and state laws due to change in ownership rules and regulations.

(12) COMMITMENTS AND CONTINGENCIES

     LEASES
     The Company leases its office, production facilities and certain equipment under non-cancelable operating and capital lease agreements which provide for total future minimum annual lease payments as follows:

                      Year ending                      Operating     Capital
                       June 30,                         Leases       Leases
                       --------                         ------       ------
                        1997                          $  478,972   $  105,041
                        1998                             177,525         -
                        1999                             149,949         -
                                                      ----------   ----------
                                                      ----------   ----------

            Total minimum lease payments                 806,446      105,041

            Less amount representing interest               -           4,632
                                                      ----------   ----------

            Present value of minimum lease payments   $  806,446   $  100,409
                                                      ----------   ----------
                                                      ----------   ----------

     Total rental expense, including month-to-month rentals, approximated $248,000, $230,000 and $87,000 in 1996, 1995 and 1994, respectively.

     ROYALTIES
     The Company has entered into agreements with major music production and entertainment companies to produce interactive music, educational and entertainment CD-ROM titles. These agreements obligate the Company to pay royalties, as specified in the agreements, based on the sales of the CD-ROMs and certain guarantees.

     LEGAL MATTERS
     The Company is involved with certain legal proceedings and other claims arising in the normal course of business. In the opinion of the Company's management, the liability, if any, resulting from such litigation would not have a material adverse affect on the Company's consolidated financial position or results of operations.

(13) DISTRIBUTION AGREEMENT

     On March 13, 1996 the Company entered into a distribution agreement ("the Agreement") with GT Interactive Software Corp. (GT). In connection with the execution of the Agreement, the Company issued to GT a warrant to purchase up to 800,000 shares of common stock for a per share exercise price of $5.125. As of June 30, 1996 GT exercised 80,000 shares with respect to the warrant. The Company has agreed to register of the common stock underlying the warrant at the request of GT. The warrant was valued at $312,000, management's estimate of fair value at the date of its issuance. The warrant is being amortized over the five year life of the distribution agreement.

(14) SIGNIFICANT CUSTOMERS AND EXPORT SALES

     The Company had sales to three major customers which represented approximately 27%, 24% and 15% of 1996 revenues and 36%, 12% and 10% of 1995 revenues. At June 30, 1996 and 1995, accounts receivable included

                              GRAPHIX ZONE, INC.

                        Notes to Financial Statements

                        June 30, 1996, 1995 and 1994

     approximately $3,134,000 and $236,000 due from these major customers.

(15) RELATED PARTY TRANSACTIONS

     On March 21, 1996 GZ-CA advanced an aggregate of $110,162 to two executive officers and one senior staff member of the Company in order to exercise certain vested stock options under the Company's stock option plan. These advances are secured by promissory notes, bear interest at the rate of 6% per annum and due on or before termination of employment with the Company. As of June 30, 1996, $94,062 remained outstanding under these notes.

     Certain officers and major shareholders of the Company are affiliated with companies which provide various shipping, warehousing , consulting , legal and accounting services to the Company. The cost of these services were $47,975 and $376,090 for the years ended June 30, 1995 and 1994, respectively.

     In March 1994, the Company entered into a financial advisory agreement with Maroon Bells Capital Partners, Inc. ("MBC"), whereby MBC agreed to provide certain financial advisory services to the Company for a period of six months, for up to $10,000 per month, plus commissions in the event that MBC introduced transactions or acquisitions to the Company. A former director and shareholder of the Company is a partner in MBC. The Company recorded expenses to MBC of $60,000 for the year ended June 30, 1994.

     In July 1993, the Company borrowed $50,000 from a shareholder of the Company in the form of a promissory note providing for 12% interest. In September 1993, the Company borrowed $92,000 from an officer of the Company in the form of a promissory note providing for 12% interest, and the Company granted warrants relating to the promissory note to purchase 7,333 shares at $7.84 per share. Both of these notes and the related accrued interests were paid in full in January 1994.

(16) PROFIT SHARING PLAN

     The Company and its wholly owned subsidiaries maintain three pretax savings and profit sharing plans under Section 401(k) of the Internal Revenue Code. Under all plans, eligible employees are able to contribute from 1% to 15% of their compensation. Under the plan maintained by GZ-CA, the Company makes a matching contribution of certain amounts contributed by the employee and may, at its discretion, make additional contributions to the plan, up to a maximum of 15% of the employee's compensation. Under the two plans maintained by StarPress, one of which was assumed pursuant to the acquisition of StarPress Multimedia, Inc. (see note 8), the Company does not make any matching contributions. The Company is currently in the process of consolidating the three plans into one plan.

(17) JOINT VENTURE

     In connection with a joint venture agreement with Olivetti Telemedia, the Company is obligated to invest an additional $450,000 in cash and contribute intellectual property which the joint venture has valued at $1,000,000. The cash is to be contributed based upon needs of the joint venture as requested by the joint venture's governing board. On February 26, 1996, the Company received a letter from Olivetti Telemedia requesting that the Company become current on its cash contribution obligations to the joint venture. The parties are currently in negotiations regarding this request. The maximum amount of cash that the Company could owe to the joint venture entity is $450,000. As of June 30, 1996 the Company had accrued and expensed $100,000 of this total maximum amount. The Company does not expect it will be required to contribute material amounts to the joint venture beyond the $100,000 accrued as of June 30, 1996.

(18) LIQUIDITY

     As of June 30, 1996, the Company had a net working capital deficiency of $19,631. In addition, the Company has incurred significant losses from operations during 1996 and 1995. However, subsequent to June 30, 1996, the Company raised $939,950, net of offering expenses, from a private

                              GRAPHIX ZONE, INC.

                        Notes to Financial Statements

                        June 30, 1996, 1995 and 1994


     equity offerings (see note 19). Management believes that cash from operations, supplemented by the proceeds of these private equity offerings, will be adequate to support the Company's working capital needs through the year ending June 30, 1997, as well to satisfy the bank note payable (see note 6) upon its maturity.

(19) SUBSEQUENT EVENTS

     On September 25, 1996, the Company sold 1,000 shares of Series A convertible preferred stock at $1,000 per share to one accredited investor in a private equity offering. In addition the Company granted the investor a warrant to purchase 69,717 shares of common stock. The preferred stock is convertible into the Company's common stock, at the option of the holder, commencing 60 days from the date of issuance based upon, among other things, the closing price of the Company's common stock at or near the conversion date. The holder of the Preferred Stock is entitled to receive $80.00 per annum which shall be fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $939,950.

     On October 31, 1996, the Company sold 1,525 shares of Series A convertible preferred stock at $1,000 per share to five accredited investors in a private equity offering. In addition the Company granted the investors warrants to purchase 498,368 shares of common stock. The preferred stock is convertible into the Company's common stock, at the option of the holders, commencing 60 days from the date of issuance based upon, among other things, the closing price of the Company's common stock at or near the conversion date. The holders of the Preferred Stock are entitled to receive $80.00 per annum which shall be fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $1,072,910.

     The Company's $750,000 note payable with Silicon Valley Bank, as described at note 6, was originally due on October 31, 1996. The loan was extended to November 7, 1996 and is expected to be repaid from the proceeds received by the Company from the October 31, 1996 issuance of 1,525 shares of Series A convertible preferred stock as described above.

                                                                     SCHEDULE II

                         GRAPHIX ZONE, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                (Amounts in thousands)


                                                                         Year ended June 30,
                                                                1996           1995           1994
                                                               ------         ------         ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance, beginning of year                                     $  177         $    -           $  -
Additions charged to expense                                      384            154              -
Additions from acquisitions                                        79             23              -
Balance, end of year                                           $  640         $  177           $  -
----------------------------------------------------------------------------------------------------

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS
Balance, beginning of year                                     $  501         $    -           $  -
Net additions (reductions) charged (credited) to sales           (163)           244              -
Additions from acquisitions                                       511            257              -
Balance, end of year                                           $  849         $  501           $  -
----------------------------------------------------------------------------------------------------

ALLOWANCE FOR COOPERATIVE ADVERTISING FUNDS
Balance, beginning of year                                     $  165         $    -           $  -
Net additions (reductions) charged (credited) to sales and
marketing expense                                                  26            165              -
Balance, end of year                                           $  191         $  165           $  -
----------------------------------------------------------------------------------------------------