Form 10-Q
period 1996-09-30
GRAPHIX ZONE INC/DE
filed 1996-12-17
CIK 1015446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------
                        --------------------------------


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    ---------  --------

                         Commission File Number 0-28676


                               GRAPHIX ZONE, INC.
                (Name of Registrant as specified in its charter)


               DELAWARE                                     33-0697932
     ------------------------------                    --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


          42 CORPORATE PARK, SUITE 200
               IRVINE, CALIFORNIA                               92614
     ---------------------------------------                  ----------
     (Address of principal executive offices)                 (Zip Code)


        Issuer's telephone number (including area code):  (714) 833-3838

                 -----------------------------------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                   ----    -----

     The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 10,629,978 on November 8, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GRAPHIX ZONE, INC.
                                Table of Contents
           Form 10-Q for the Quarterly Period Ended September 30, 1996



PART I:   FINANCIAL INFORMATION                                           PAGE
------    ---------------------                                           -----
Item 1.   Financial Statements

          Balance Sheet as of September 30, 1996 and June 30, 1996          3

          Statements of Operations for the three-month periods
                ended September 30, 1996 and 1995                           4

          Statements of Cash Flow for the three-month periods
                ended September 30, 1996 and 1995                           5

          Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition                           8



PART II.  OTHER INFORMATION
--------  -----------------
Item 1.   Legal Proceedings                                                11

Item 2.   Changes in Securities                                            11

Item 3.   Defaults Upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 13

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRAPHIX ZONE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                   September 30,      June 30,
                                                       1996             1996
                                                  --------------   -------------
                              Assets
                              ------

Cash and cash equivalents                           $  701,360   $  1,288,196
Accounts receivable, net                             4,814,756      3,867,268
Inventories                                            890,049        833,700
Other current assets                                   388,030        281,883
                                                  -------------    ------------
         Total current assets                        6,794,195      6,271,047

Property and equipment, net                            636,510        653,833
Intangibles, net                                       807,302        850,186
Other assets, net                                      670,212        753,619
                                                  -------------    ------------
                                                  $  8,908,219   $  8,528,685
                                                  -------------   ------------
                                                  -------------   ------------


            Liabilities and Stockholders' Equity
            ------------------------------------

Notes payable                                       $  750,000     $  750,000
Accounts payable                                     2,314,480      2,542,806
Accrued royalties                                    1,387,466        977,764
Accrued liabilities                                    862,690      1,159,946
Accrued restructuring charge                           122,318        573,461
Deferred revenue                                       172,476        286,701
                                                  -------------   ------------
         Total current liabilities                   5,609,430      6,290,678

Other liabilities                                       72,037        189,278
                                                  -------------   ------------
         Total liabilities                           5,681,467      6,479,956

Stockholders' equity
    Preferred stock, $.01 par value, 25,000,000
      shares authorized, 1,000 and zero issued
      and outstanding at September 30, 1996 and
      June 30, 1996, respectively                      939,950         -
    Common stock, $.01 par value, 100,000,000
      shares authorized, 10,629,978 and
      10,608,748 issued and outstanding at
      September 30, 1996 and June 30, 1996,
      respectively                                  40,125,006     40,189,771
Accumulated deficit                                (37,838,204)   (38,141,042)
                                                  -------------   ------------
         Net stockholders' equity                    3,226,752      2,048,729
                                                  -------------   ------------
                                                  $  8,908,219   $  8,528,685
                                                  -------------   ------------
                                                  -------------   ------------



See accompanying notes to consolidated financial statements

                               GRAPHIX ZONE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)


                                                        1996            1995
                                                  -------------   ------------
Net revenues                                      $  3,455,135     $  910,607

Cost of revenues                                       871,820        487,711
                                                  -------------   ------------
Gross Margin                                         2,583,315        422,896
                                                  -------------   ------------
Operating expenses:
    Research and development                           843,903        743,020
    Sales and marketing                                919,452        476,009
    General and administrative                         747,052        629,591
    Restructuring charge                              (263,831)          -
                                                  -------------   ------------
         Total operating expenses                    2,246,576      1,848,620
                                                  -------------   ------------
Operating income (loss)                                336,739     (1,425,724)

Interest expense, net                                  (33,901)       (18,276)
Other income (expense), net                                -            5,574
                                                  -------------   ------------

Net income (loss)                                   $  302,838  $  (1,438,426)
                                                  -------------   ------------
                                                  -------------   ------------



Income (loss) per share of common stock                $  0.03       $  (0.33)
                                                  -------------   ------------
                                                  -------------   ------------

Weighted average common shares                      10,617,968      4,373,469
                                                  -------------   ------------
                                                  -------------   ------------




See accompanying notes to consolidated financial statements

                               GRAPHIX ZONE, INC.

                      CONSOLIDATED STATMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)


                                                         1996        1995
                                                    -----------  ------------
Cash flows from operating activities:
    Net income (loss)                               $  302,838   $ (1,438,426)
    Adjustments to reconcile net income
       (loss) to net cash used in
       operating activities:
          Depreciation and amortization                228,937        146,728
          Provision for sales returns
           and doubtful accounts                      (229,678)         -
          Amortization of discount on
           convertible debentures                       -               9,595
          Stock option and warrant
           compensation expense                         -              67,244
          Change in operating assets and
           liabilities:
          Increase in accounts receivable             (717,810)      (338,761)
          Decrease (increase) in inventories           (56,349)        51,199
          Increase in other current assets            (106,147)        (3,416)
          Decrease in other assets                      40,697         15,686
          Decrease in accounts payable                (228,326)      (284,367)
          Increase in accrued royalties                409,702          -
          Decrease in accrued liabilities             (297,256)       (70,676)
          Decrease in accrued restructuring charge    (451,143)         -
          Decrease in deferred revenue                (114,225)        (9,838)
          Decrease in other liabilities               (117,241)         -
                                                    -----------   ------------
              Net cash used in operating
               activities                           (1,336,001)    (1,855,032)

Cash flows from investing activities:
    Purchase of property and equipment                (126,020)       (23,620)
                                                    -----------   ------------
              Net cash used in investing
               activities                             (126,020)       (23,620)

Cash flows from financing activities:
    Payments for redemption of stock                   (75,062)         -
    Payments on notes payable                           -               -
    Proceeds from exercise of stock options
     and warrants                                       10,297          3,613
    Proceeds from preferred stock issuances,
     net.                                              939,950          -
                                                    -----------   ------------
              Net cash provided by
               financing activities                    875,185          3,613

Net Decrease in cash                                  (586,836)    (1,875,039)
Cash and cash equivalents at beginning of
 period                                              1,288,196      1,919,102
                                                    -----------   ------------
Cash and cash equivalents at end of period          $  701,360    $    44,063
                                                    -----------   ------------
                                                    -----------   ------------
Supplemental disclosure of cash flow
 information
    Cash paid during the period for interest        $   73,028    $    -



See accompanying notes to consolidated financial statements

                               GRAPHIX ZONE, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  BACKGROUND AND ORGANIZATION

     Graphix Zone, Inc. (the "Company") is a Delaware corporation and was incorporated in January 1996 for the purpose of acquiring Graphix Zone, Inc., a California corporation (GZ-CA), and StarPress, Inc., a Colorado corporation (StarPress). The Company is engaged in the development, production and marketing of CD-ROM and on-line products for the personal computer industry.

     On January 3, 1996 the Company's wholly owned subsidiaries GZ-CA and StarPress, entered into an Agreement and Plan of Reorganization pursuant to which both companies would become wholly owned subsidiaries of Graphix Zone, Inc., a Delaware corporation. All conditions to the merger were met and on June 28, 1996 the shareholders of both GZ-CA and StarPress approved the merger (the "Reorganization") which was consummated on that date.

     Based upon the capitalization of both GZ-CA and StarPress, at the consummation of the merger, the former shareholder interests of StarPress comprised a larger percentage of the outstanding shares of the Company than the former shareholder interests of GZ-CA, and accordingly StarPress was deemed the acquiring entity for financial accounting purposes. Accordingly , the historical financial statements presented herein, prior to the effective date of the Reorganization are the financial statements of StarPress. All shares have been adjusted to reflect a .14666 : 1 stock exchange in connection with the Reorganization.

     All references to the "Company" prior to June 28, 1996 relate to StarPress and Graphix Zone, Inc., a Delaware corporation.

(2)  BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Results for the three month period ended September 30, 1996 is not necessarily indicative of results which may be expected for the full year.

(3)  STOCKHOLDERS' EQUITY

     On September 25, 1996, the Company sold 1,000 shares of Series A Convertible Preferred Stock at $1,000 per share to one accredited investor in a private equity offering. In addition, the Company granted the investor a warrant to purchase 69,717 shares of common stock. The preferred stock is convertible into the Company's common stock, at the option of the holder, commencing 60 days from the date of issuance based upon, among other things, the average closing bid price of the Company's common stock at or near the conversion date. The holder of the preferred stock is entitled to receive $80 per share per annum which shall be fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $939,950.

(4)  SUBSEQUENT EVENTS

     On November 1, 1996, the Company sold 1,525 shares of Series A Convertible Preferred Stock at $1,000 per share to five accredited investors in a private equity offering. In addition, the Company granted the investors warrants to purchase 99,674 shares of common stock. The preferred stock is convertible into the Company's common stock, at the option of the holders, commencing 60 days from the date of issuance based upon, among other things, the average closing bid price of the Company's common stock at or near the conversion date. The holders of the preferred stock are entitled to receive $80 per share per annum which shall be fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $1,072,910.

     On June 28, 1996 the Company entered into a loan agreement with Silicon Valley Bank for a $750,000 loan bearing interest at the bank's prime rate plus 300 basis points. The loan was originally due on October 31, 1996 and is secured by all of the Company's assets. As of December 12, 1996 the Company has repaid $350,000 of the loan and the balance was extended to December 31, 1996. The Company expects to be repay the balance of the Silicon Valley Bank loan with proceeds from a multi-million dollar credit facility which the Company is currently in the process of securing (see below).

     On December 11, 1996, the Company received a proposal from a fund to extend a multi-million dollar credit facility to the Company. The Company anticipates securing the credit facility by December 31, 1996. Proceeds from the credit facility will be used to repay the balance of the loan due to Silicon Valley Bank, to augment working capital and repay other indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

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

                                           Three Months        Three Months
                                               Ended               Ended
                                        September 30, 1996   September 30, 1995
                                        ------------------   -------------------
     Net revenues                             100%                100%

     Cost of revenues                          25%                 54%
                                        ------------------   -------------------
     Gross margin                              75%                 46%

Research and development expenses              24%                 82%
Sales and marketing expenses                   27%                 52%
General and administrative expenses            22%                 69%
Restructuring charge                           (8)%                  -
                                        ------------------   -------------------

Operating income (loss)                         10%              (157)%

Interest expense, net                            1%                  1%
                                        ------------------   -------------------

Net income (loss)                                9%              (158)%
                                        ------------------   -------------------
                                        ------------------   -------------------

NET REVENUES

     Net revenues for the three months ended September 30, 1996 increased by $2,544,528 to $3,455,135 as compared to $910,607 for the three months ended September 30, 1995. The increase in net revenues of 279% for the quarter ended September 30, 1996 compared to the same prior year period is a result of the Reorganization and merger of GZ-CA and StarPress, the acquisition of certain products from Sony Interactive Entertainment, Inc. (Sony) in November 1995 and the release of seven new titles in the first three months of fiscal 1997. All of the aforementioned have increased the Company's catalog of products and corresponding revenues, particularly the Sony products which accounted for approximately $1,710,000 of net revenues for the three months ended September 30, 1996.

     The Company's revenues and income may fluctuate periodically as a result of the timing of new CD-ROM releases, and external factors such as seasonal buying patterns. The Company grants certain distributors and retailers certain rights to return unsold inventory. Consequently, although the Company records revenue upon shipment, it accrues a reserve based on the Company's estimate of expected returns.

GROSS MARGIN

     Gross margin as a percentage of net revenues was 75% for the three months ended September 30, 1996 compared to 46% for the comparable prior year period. The increase in gross margin as a percentage of net revenues is primarily a result of two factors. First, during the latter half of fiscal 1996 and continuing in the first quarter of fiscal 1997 the Company has decreased per unit costs as it gained greater experience in the procurement of product components and has received improved pricing from vendors based upon increased production volumes associated with the Company's expanded catalog of products. Second, net revenue for the three months ended September 30, 1996 included approximately $279,000 of revenue from OEM/bundling deals for which there is no direct cost of revenue, aside from royalties, associated. Gross margin may fluctuate depending upon the component costs and royalty structure of the specific product mix for any given period. Accordingly, the gross margin as a percentage of net revenues for the three months ended September 30, 1996 may not be indicative of future period results.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three months ended September 30, 1996 increased by $100,883 to $843,903 as compared to $743,020 for the three months ended September 30, 1995. Although the dollar expenditures between the comparable periods were relatively stable, research and development expenditures as a percentage of net revenues decreased from 82% in the first quarter of fiscal 1996 to 24% for the first quarter of fiscal 1997. The significant decrease is a result of the increase in net revenues of $2,544,528 in the first quarter of fiscal 1997 over the same period from fiscal 1996. Research and development costs may fluctuate depending upon the number of projects in process in a particular period and the degree of internally developed versus externally developed or acquired content in the related projects. In the near term, the Company expects research and development costs to increase in amount and as a percentage of net revenues.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the three months ended September 30, 1996 increased by $443,443 to $919,452 and represented 27% of net revenues as compared to $476,009 and 52% of net revenues for the three months ended September 30, 1995. The increase in selling and marketing expenses for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 is primarily related to increases in personnel as well as increased participation in cooperative advertising and marketing programs in order to increase product awareness and sales. The decrease in selling and marketing costs as a percentage of net revenues for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 is a result of the Company having established the core infrastructure and personnel in the sales and marketing departments during the latter part of fiscal 1996 and reaping certain economies of scale as net revenues increased. If net revenues increase, the Company expects selling and marketing costs to increase in amount but remain relatively stable as a percentage of net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended September 30, 1996 increased by $117,461 to $747,052 and represented 22% of net revenues compared to $629,591 and 69% of net revenues for the three months ended September 30, 1995. Although general and administrative expenses increased modestly in amount, they decreased significantly as a percentage of net revenues for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The decrease as a percentage of net revenues is primarily a result of the increased revenues, resulting in part from the Reorganization and merger of GZ-CA and StarPress, and the related elimination of certain duplicate administrative costs including facility rents and accounting personnel. The Company expects general and administrative expenses to increase in amount in the near term as the Company continues to develop its infrastructure.

RESTRUCTURING CHARGE

     During the second quarter of fiscal 1996, in anticipation of the Reorganization, the Company adopted a restructuring plan to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The total estimated cost of the restructuring charged to operations during fiscal 1996 was $1,900,000. During the first quarter of fiscal 1997 the Company reversed $263,831 of the remaining reserve for restructuring related to facility and equipment leases for its San Francisco facility, which the Company has subsequently sub-leased.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity is cash. At September 30, 1996, cash and cash equivalents were $701,360, net working capital was $1,184,765 and net stockholders' equity was $3,226,752. At June 30, 1996, cash and cash equivalents were $1,288,196, net working capital deficiency was $(19,631) and net stockholders' equity was $2,048,729. The decrease in cash and cash equivalents is primarily a result of the payment of certain obligations related to the Reorganization and the relatively high concentration of the revenues for the first quarter of fiscal 1997 occurring in the latter part of the quarter, offset by the equity infusion of $939,950 discussed below. Cash used in operations for the three months ended September 30, 1996 was $1,336,001.

     Due to substantial up-front costs associated with the development of CD-ROM titles and Internet web sites, the Company has continually needed to locate outside sources of liquidity. On September 25, 1996, the Company raised $939,950, net of offering expenses, through a private equity offering of 1,000 shares of convertible preferred stock and a warrant to purchase 69,717 shares of common stock to one accredited investor. Additionally, on November 1, 1996, the Company raised $1,072,910, net of offering expenses, through a private equity offering of 1,525 shares of convertible preferred stock and warrants to purchase 99,674 shares of common stock to five accredited investors. The proceeds from the Company's private equity and debt offerings have been and will be used as working capital to fund the development of future CD-ROM products, royalty payments on existing titles, expected advance royalty payments to entertainment content owners for future titles, investment in the Company's Internet strategy and other costs associated with the continued growth and expansion of the Company.

     On June 28, 1996 the Company entered into a loan agreement with Silicon Valley Bank for a $750,000 loan bearing interest at the bank's prime rate plus 300 basis points. The loan was originally due on October 31, 1996 and is secured by all of the Company's assets. As of December 12, 1996 the Company has repaid $350,000 of the loan and the balance was extended to December 31, 1996. The Company expects to repay the balance of the Silicon Valley Bank loan with proceeds from a multi-million dollar credit facility which the Company is currently in the process of securing (see below).

     On December 11, 1996, the Company received a proposal from a fund to extend a multi-million dollar credit facility to the Company. The Company anticipates securing the credit facility by December 31, 1996. Proceeds from the credit facility will be used to repay the balance of the loan due to Silicon Valley Bank, to augment working capital and repay other indebtedness. Additionally, the Company is in negotiations with another entity to provide a revolving credit facility, of up to $2,500,000, based upon a percentage of the Company's accounts receivable.

     The Company's long-term liquidity is principally contingent on its ability to raise funds through private and public debt and equity offerings and securing one of the above described credit facilities. Additionally, the Company must improve the collection period and related aging of its accounts receivables. Having completed the Reorganization, the Company has and believes it will continue to generate cost savings thus gradually improving liquidity. The Company's anticipated liquidity needs are based upon a number of factors, including the size of the business and related working capital needs, the extent of CD-ROM and Internet development costs and funding requirements, and the level of corporate operating costs. The Company believes that, if it can secure one of the above described credit facilities, its present funding sources, including the proceeds from the aforementioned private equity offerings are sufficient to sustain these needs through fiscal 1997.

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES.

          On September 25, 1996, and November 1, 1996, the Company sold 2,525 shares of Series A Convertible Preferred Stock for $1,000 per share to six accredited investors in a private placement pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D thereunder. In addition, the Company granted the investors warrants to purchase up to 169,391 shares of common stock for $4.69 per share. The holders of Series A Convertible Preferred Stock are entitled to receive dividends of $80 per share per annum, fully cumulative from the date of issuance. The cash proceeds of the offering, net of expenses, were $2,012,860. Tanner Unman Securities acted as placement agent and was paid a commission of 11 1/2 % of the gross proceeds, and was reimbursed for certain expenses.

          The Series A Convertible Preferred Stock is convertible into shares of common stock, at the option of the holders, commencing 60 days from the date of issuance, based on a conversion price equal to the lower of (a) $3.38 or (b) 80% of the average closing bid price of the Company's common stock on the five days immediately prior to the conversion date. As of December 16, 1996, the 2,525 shares of Series A Convertible Preferred Stock are convertible into 1,137,387 shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.
                              3.3  Amended and Restated Certificate of
                                   Designations of Series A Convertible
                                   Preferred Stock of Graphix Zone, Inc., dated
                                   September 13, 1996

                              3.4  Certificate of Amendment of Amended and
                                   Restated Certificate of Designations of
                                   Series A Convertible Preferred Stock of
                                   Graphix Zone, Inc., dated October 28, 1996

                             10.29 Form of Stock Subscription Agreement among
                                   the Company and each of six private placement investors

                             10.30 Form of Common Stock Purchase Warrants for
                                   shares of the Company's Common Stock among the Company and each of six private placement investors.

                            10.31 Form of Registration Rights Agreement among the Company and each of six private placement investors

                            10.32  1996 Stock Option Plan, as amended

     (b)  Reports on Form 8-K.

     The Company filed a current report on Form 8-K on July 1, 1996, under Item 5 - Other Events, with respect to the Reorganization.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:    December 16, 1996        GRAPHIX ZONE, INC.


                                   By: /S/NORMAN H. BLOCK
                                       --------------------------------------
                                            Norman H. Block, President, Chief
                                            Operating Officer, Interim Chief
                                            Financial Officer and Principal
                                            Financial and Accounting Officer.