Form 10-Q
period 1996-12-31
GRAPHIX ZONE INC/DE
filed 1997-02-19
CIK 1015446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                            ------------------------------
                            ------------------------------

                                      FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended December 31, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from               to
                                            -----                   -----


                            Commission File Number 0-28676


                                  GRAPHIX ZONE, INC.
                   (Name of Registrant as specified in its charter)


                  DELAWARE                          33-0697932
     ------------------------------------      --------------------
        (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)


        42 CORPORATE PARK, SUITE 200
             IRVINE, CALIFORNIA                        92606
  -----------------------------------------        -------------
  (Address of principal executive offices)          (Zip Code)


           Issuer's telephone number (including area code):  (714) 833-3838


                   -----------------------------------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes    X     No
       -----       -----

     The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 10,698,446 on February 14, 1997.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GRAPHIX ZONE, INC.
                                  Table of Contents
              Form 10-Q for the Quarterly Period Ended December 31, 1996



PART I:   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1996 and
                    June 30, 1996                                             3

          Consolidated Statements of Operations for the three months
                    ended December 31, 1996 and 1995                          4

          Consolidated Statements of Operations for the six months
                    ended December 31, 1996 and 1995                          5

          Consolidated Statements of Cash Flow for the six months
                    ended December 31, 1996 and 1995                          6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Results of Operations
                    and Financial Condition                                   9



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 2.   Changes in Securities                                               13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13

Signatures                                                                    14

                            PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  GRAPHIX ZONE, INC.

                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)


                                                   December 31,     June 30,
                                                       1996           1996

                                                  -------------- --------------

                                        ASSETS

Cash and cash equivalents                           $  532,935   $  1,288,196
Accounts receivable, net                             3,655,426      3,867,268
Inventories                                          1,879,124        833,700
Prepaid expenses and other current assets              314,836        281,883
                                                  -------------- --------------

          Total current assets                       6,382,321      6,271,047

Property and equipment, net                            586,343        653,833
Intangibles, net                                       764,419        850,186
Other assets, net                                      695,178        753,619
                                                  -------------- --------------

                                                  $  8,428,261   $  8,528,685
                                                  -------------- --------------
                                                  -------------- --------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $  403,316     $  750,000
Accounts payable                                     3,744,713      2,542,806
Accrued royalties                                    1,695,617        977,764
Accrued liabilities                                    825,837      1,159,946
Accrued restructuring charge                            28,862        573,461
Deferred revenue                                        97,251        286,701
                                                  -------------- --------------

          Total current liabilities                  6,795,596      6,290,678

Other liabilities                                       65,726        189,278
                                                  -------------- --------------

          Total liabilities                          6,861,322      6,479,956

Stockholders' equity
  Preferred stock, $.01 par value, 25,000,000
    shares authorized, 2,525 and zero  issued
    and outstanding at December 31, 1996 and
    June 30, 1996, respectively                      1,935,998         -
  Common stock, $.01 par value, 100,000,000
    shares authorized, 10,698,449 and 10,608,748
    issued and outstanding at December 31, 1996
    and June 30, 1996, respectively                 40,327,624     40,189,771
  Accumulated deficit                              (40,696,683)   (38,141,042)
                                                  -------------- --------------

          Net stockholders' equity                   1,566,939      2,048,729
                                                  -------------- --------------

                                                  $  8,428,261   $  8,528,685
                                                  -------------- --------------
                                                  -------------- --------------

See accompanying notes to consolidated financial statements

                                  GRAPHIX ZONE, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                     (Unaudited)


                                                       1996           1995
                                                  -------------- --------------

Net revenues                                      $  1,592,435   $  1,064,794

Cost of revenues                                     1,235,649      1,022,732
                                                  -------------- --------------

Gross margin                                           356,786         42,062
                                                  -------------- --------------

Operating expenses:
          Research and development                     682,186        978,907
          Sales and marketing                        1,193,854        640,401
          General and administrative                 1,282,730      1,052,611
          Restructuring charge                            -         1,950,000
                                                  -------------- --------------

                     Total operating expenses        3,158,770      4,621,919
                                                  -------------- --------------

Operating loss                                      (2,801,984)    (4,579,857)

Interest expense, net                                  (56,494)       (23,176)
Other income (expense), net                               -             6,268
                                                  -------------- --------------

Net loss                                         $  (2,858,478) $  (4,596,765)
                                                  -------------- --------------
                                                  -------------- --------------


Loss per share of common stock                        $  (0.27)      $  (1.01)
                                                  -------------- --------------
                                                  -------------- --------------

Weighted average common shares                      10,633,541      4,564,799
                                                  -------------- --------------
                                                  -------------- --------------



See accompanying notes to consolidated financial statements

                                  GRAPHIX ZONE, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                     SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                     (Unaudited)


                                                       1996           1995
                                                  -------------- --------------

Net revenues                                      $  5,047,570   $  1,975,401

Cost of revenues                                     2,046,024      1,510,443
                                                  -------------- --------------

Gross margin                                         3,001,546        464,958
                                                  -------------- --------------

Operating expenses:
          Research and development                   1,586,784      1,721,927
          Sales and marketing                        2,114,056      1,116,410
          General and administrative                 2,029,782      1,682,202
          Restructuring charge (benefit)              (263,831)     1,950,000
                                                  -------------- --------------

                      Total operating expenses       5,466,791      6,470,539
                                                  -------------- --------------

Operating loss                                      (2,465,245)    (6,005,581)

Interest expense, net                                  (90,396)       (41,452)
Other income (expense), net                               -            11,842
                                                  -------------- --------------

Net loss                                         $  (2,555,641) $  (6,035,191)
                                                  -------------- --------------
                                                  -------------- --------------


Loss per share of common stock                        $  (0.24)      $  (1.35)
                                                  -------------- --------------
                                                  -------------- --------------

Weighted average common shares                      10,625,755      4,469,134
                                                  -------------- --------------
                                                  -------------- --------------

See accompanying notes to consolidated financial statements

                                  GRAPHIX ZONE, INC.

                         CONSOLIDATED STATMENTS OF CASH FLOWS

                     SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                     (Unaudited)

                                                                                 1996           1995
                                                                           --------------- --------------

Cash flows from operating activities:
  Net loss                                                                 $  (2,555,641)  $ (6,035,191)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                            470,883        103,103
        Amortization and write-off of intangible assets                             -           660,498
        Write-down of excess furniture and equipment                                -           545,438
        Provision for sales returns and doubtful accounts                        892,622           -
        Provision for excess and obsolete inventory                              170,000           -
        Amortization of discount on convertible debentures                          -             9,595
        Stock option and warrant compensation expense                               -            67,244
        Issuance of common stock as compensation and for services                200,625           -
        Change in operating assets and liabilities:
            Increase in accounts receivable                                     (680,780)      (385,235)
            Decrease (increase) in inventories                                (1,215,424)        85,474
            Decrease (increase) in prepaid expenses and other current assets     (32,953)        32,163
            Increase in other assets                                             (28,564)          -
            Increase in accounts payable                                       1,201,907        586,984
            Increase in accrued royalties                                        717,853           -
            Increase (decrease) in accrued liabilities                          (334,109)       379,963
            Increase (decrease) in accrued restructuring charge                 (544,599)     1,107,492
            Decrease in deferred revenue                                        (189,450)       (67,270)
            Decrease in other liabilities                                       (123,552)          -
                                                                           --------------- --------------
                    Net cash used in operating activities                     (2,051,182)    (2,909,742)
                                                                           --------------- --------------

Cash flows from investing activities:
  Purchase of property and equipment                                            (230,621)       (13,564)
                                                                           --------------- --------------
                    Net cash used in investing activities                       (230,621)       (13,564)
                                                                           --------------- --------------

Cash flows from financing activities:
  Proceeds from bank loan and notes payable to related parties                      -         1,150,000
  Payments for redemption of stock                                               (75,062)          -
  Payments on bank loan and notes payable to related parties                    (346,684)      (150,000)
  Proceeds from exercise of stock options and warrants                            12,290         13,113
  Proceeds from preferred stock issuances, net.                                1,935,998           -
                                                                           --------------- --------------
                    Net cash provided by financing activities                  1,526,542      1,013,113
                                                                           --------------- --------------

Net decrease in cash                                                            (755,261)    (1,910,193)
Cash and cash equivalents at beginning of period                               1,288,196      1,919,102
                                                                           --------------- --------------
Cash and cash equivalents at end of period                                    $  532,935     $    8,909
                                                                           --------------- --------------
                                                                           --------------- --------------

Supplemental disclosure of cash flow information
  Cash paid during the period for interest                                    $   44,208      $     -



See accompanying notes to consolidated financial statements

                                  GRAPHIX ZONE, INC.
                      Notes to Consolidated Financial Statements
                                     (Unaudited)



(1) BACKGROUND AND ORGANIZATION

    Graphix Zone, Inc. (the "Company") is a Delaware corporation and was incorporated in January 1996 for the purpose of acquiring Graphix Zone, Inc., a California corporation (GZ-CA), and StarPress, Inc., a Colorado corporation (StarPress). The Company is engaged in the development, production and marketing of CD-ROM and DVD-ROM products for the personal computer industry.

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

    All references to the "Company" prior to June 28, 1996 relate to StarPress.


(2) BASIS OF PRESENTATION

    The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Results for the three and six month periods ended December 31, 1996 are not necessarily indicative of results which may be expected for the full year.


(3) INVENTORIES

    Inventories consisted of the following:

                                              Dec. 31, 1996     June 30, 1996
                                             ---------------    -------------

         Finished goods                      $  1,520,462        $  479,747
         Components                               708,662           533,953
                                             ---------------    -------------
                                                2,229,124         1,013,700
         Reserve for excess and obsolete         (350,000)         (180,000)
                                             ---------------    -------------
                                             $  1,879,124        $  833,700
                                             ---------------    -------------

(4)  STOCKHOLDERS' EQUITY

     On September 25, 1996, the Company sold 1,000 shares of Series A Convertible Preferred Stock at $1,000 per share to one accredited investor in a private equity offering. In addition, the Company granted the investor a warrant to purchase 69,717 shares of Common Stock. The Preferred Stock is convertible into the Company's Common Stock, at the option of the holders, commencing 60 days from the date of issuance based upon, among other things, the average closing bid price of the Company's Common Stock at or near the conversion date. The holders of the Preferred Stock are entitled to receive dividends of $80 per share per annum which are fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $939,950.

     On November 1, 1996, the Company sold 1,525 shares of Series A Convertible Preferred Stock at $1,000 per share to five accredited investors in a private equity offering. In addition, the Company granted the investors warrants to purchase 99,674 shares of Common Stock. The Preferred Stock is convertible into the Company's Common Stock, at the option of the holders, commencing 60 days from the date of issuance based upon, among other things, the average closing bid price of the Company's Common Stock at or near the conversion date. The holders of the Preferred Stock are entitled to receive dividends of $80 per share per annum which are fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $996,048.


(5)  SUBSEQUENT EVENTS

     On January 31, 1997 the Company entered into a loan agreement with Madeleine L.L.C. for a $3,700,000 loan initially bearing interest at prime rate, as announced by Citibank, N.A., plus 425 basis points and stepping up to the prime rate plus 625 points on July 31, 1997. The loan is secured by all of the Company's assets and matures on January 30, 1998. In connection with the loan agreement, the Company also issued a warrant to Madeleine L.L.C. to purchase 300,000 shares of the Company's Common Stock at an exercise price of $2.68 per share. The warrant expires on January 31, 2000. The proceeds, net of $240,000 of bank fees, were $3,460,000.

     On February 7, 1997, the Company sold 500 shares of Series A Convertible Preferred Stock at $1,000 per share to one accredited investor in a private equity offering. In addition, the Company granted the investor a warrant to purchase 51,813 shares of Common Stock. The Preferred Stock is convertible into the Company's Common Stock at the option of the holder based upon, among other things, the average closing bid price of the Company's Common Stock at or near the conversion date. The holder of the Preferred Stock is entitled to receive dividends of $80 per share per annum which are fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $419,950.

     On June 28, 1996 the Company entered into a loan agreement with Silicon Valley Bank for a $750,000 loan bearing interest at the bank's prime rate plus 300 basis points. As of December 31, 1996 the Company had repaid $350,000 of the loan and was in default on the balance. The Company has repaid the outstanding balance and interest from the proceeds of the above described private equity offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1995

GENERAL

     The Company's business focus and strategy is to become an industry leader in interactive entertainment. The Company develops and distributes interactive CD-ROM multimedia products for the growing interactive multimedia segment of the desktop computer industry. The Company is also developing interactive DVD-ROM multimedia products. The Company has decided to suspend the development of its network of Internet music web sites and focus on CD-ROM and DVD-ROM products.

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

                                              Three Months    Three Months    Six Months      Six Months
                                                  Ended           Ended          Ended           Ended
                                              Dec. 31, 1996   Dec. 31, 1995  Dec. 31, 1996   Dec. 31, 1995
                                              -------------  --------------  --------------  -------------
Net revenues                                       100%           100%            100%           100%

Cost of revenues                                    78%            96%             41%            76%
                                              -------------  --------------  --------------  --------------

Gross margin                                        22%             4%             59%            24%

Research and development expenses                   43%            92%             31%            87%
Sales and marketing expenses                        75%            60%             42%            57%
General and administrative expenses                 80%            99%             40%            85%
Restructuring charge (benefit)                       -            183%              (5)%          99%
                                              -------------  --------------  --------------  --------------

Operating loss                                     (176)%         (430)%           (49)%         (304)%

Interest expense, net                                4%             2%              2%             2%
                                              -------------  --------------  --------------  --------------

Net income (loss)                                  (180)%         (432)%           (51)%         (306)%
                                              -------------  --------------  --------------  --------------
                                              -------------  --------------  --------------  --------------


NET REVENUES

    Net revenues for the three and six months ended December 31, 1996 increased by $527,641 and $3,072,169 to $1,592,435 and $5,047,570 as compared to
$1,064,794 and $1,975,401 for the three and six months ended December 31, 1995, respectively. The increase in net revenues of 50% and 156% for the three and six months ended December 31, 1996, respectively, compared to the same prior year periods is a result of the Reorganization and merger of GZ-CA and StarPress, the acquisition of certain products from Sony Interactive Entertainment, Inc. (Sony) in November 1995 and the release of seven new titles in the first three months of fiscal 1997. All of the aforementioned have increased the Company's catalog of products and corresponding revenues, particularly the Sony products, which accounted for approximately $1,042,000 and $2,752,000 of net revenues for the three and six months ended December 31, 1996, respectively. In addition, the increase in sales for the three months ended December 31, 1996 was offset by the Company recording approximately $590,000 for unanticipated returns and markdowns primarily related to several of the new titles released in the first quarter of fiscal 1997.

    The Company grants certain distributors and retailers certain rights to return unsold inventory. Consequently, although the Company records revenue upon shipment, it accrues a reserve based on the Company's estimate of expected returns.

GROSS MARGIN

    Gross margin as a percentage of net revenues was 33% and 63% for the three and six months ended December 31, 1996, respectively, compared to 4% and 24% for the three and six months ended December 31, 1995, respectively. The increase in gross margin as a percentage of net revenues for both the three and six month periods ended December 31, 1996 as compared to the same prior year periods is primarily a result of the Company having decreased per unit costs as it gained greater experience in the procurement of product components and has received improved pricing from vendors based upon increased production volumes associated with the Company's expanded catalog of products. Gross margin as a percentage of net revenues for the three months ended December 31, 1996 decreased compared to the six months ended December 31, 1996 as a result of several factors.
First, during the second quarter of fiscal 1997 the Company began to sell certain titles produced by other entities which generate a lower gross margin percentage. Second, the Company recorded a charge of $170,000 for excess and obsolete inventory and expensed approximately $100,000 of prepaid royalties which the Company determined were not realizable. Third, the Company incurred certain costs associated with moving and consolidating its inventory into one primary production and storage facility.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses for the three and six months ended December 31, 1996 decreased by $296,721 and $135,143 to $682,186 and $1,586,784,
respectively, as compared to $978,907 and $1,721,927 for the three and six months ended December 31, 1995, respectively. Although the dollar expenditures between the comparable periods were relatively stable, research and development expenditures as a percentage of net revenues decreased from 87% in the first half of fiscal 1996 to 31% for the first half of fiscal 1997. The significant decrease is primarily a result of the increase in net revenues of $3,072,169 in the first half of fiscal 1997 over the same period from fiscal 1996.

SALES AND MARKETING EXPENSES

    Selling and marketing expenses for the three and six months ended December 31, 1996 increased by $553,453 and $997,646 to $1,193,854 and $2,114,056,
respectively, as compared to $640,401 and $1,116,410 for the three and six months ended December 31, 1995, respectively. The increase in sales and marketing expenses for the three and six months ended December 31, 1996 as compared to the same prior year periods is primarily a result of increases in personnel as well as increased participation in cooperative advertising and marketing programs in relation to increased sales and to increase overall product awareness. The decrease in sales and marketing expenses as a percentage of net revenues for the first half of fiscal 1997 compared to the first half of fiscal 1996 is a result of the Company having established the core infrastructure and personnel in the sales and marketing departments during the latter part of fiscal 1996 and reaping certain economies of scale as net revenues increased. The increase in sales and marketing expenses as a percentage of net revenues for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 is primarily a result of the Company recording a reserve for unanticipated reserves and markdowns of approximately $590,000 decreasing net revenues and thus increasing the percentage represented by sales and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the three and six months ended December 31, 1996 increased by $230,119 and $347,580 to $1,282,760 and
$2,029,782 representing 80% and 40% of net revenues, respectively, compared to $1,052,611 and $1,682,202 representing 99% and 85% of net revenues for the three and six months ended December 31, 1995, respectively. Although general and administrative expenses increased modestly in amount, they decreased considerably as a percentage of net revenues for the first half of fiscal 1997 as compared to the first half of fiscal 1996. The decrease as a percentage of net revenues is primarily a result of the increased revenues, resulting in part from the Reorganization and merger of GZ-CA and StarPress, and the related elimination of certain duplicate administrative costs including facility rents and accounting personnel.

RESTRUCTURING CHARGE

    During the second quarter of fiscal 1996, in anticipation of the Reorganization, the Company adopted a restructuring plan to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The total estimated cost of the restructuring charged to operations during the second quarter of fiscal 1996 was $1,950,000. During the first quarter of fiscal 1997 the Company reversed $263,831 of the remaining reserve for restructuring related to facility and equipment leases for its San Francisco facility, which the Company has subsequently sub-leased.

OUTLOOK

    The statements contained in this outlook are "forward looking statements" for purposes of Section 21E of the Securities Exchange Act of 1934. They are based on the Company's current plans, strategies, hopes and expectations. Actual results may differ materially.

    The Company's revenues and income may fluctuate periodically as a result of the timing and success of new CD-ROM and DVD-ROM releases, and external factors such as seasonal buying patterns. The Company is aggressively pursuing new opportunities to distribute titles developed by other entities and is expanding its international business. Accordingly, and in light of the decrease to net revenues in the second quarter of fiscal 1997 as a result of recording a $590,000 reserve for unanticipated returns and markdowns, the Company anticipates a moderate increase in sales over the balance of fiscal 1997.

    Gross margin may fluctuate depending upon the component costs and royalty structure of the specific product mix for any given period. If the percentage of revenues represented by OEM/bundling deals and the distribution of products developed by other entities increases, the Company expects gross margin as a percentage of net revenues to decrease. Accordingly, the gross margin as a percentage of net revenues for the six months ended December 31, 1996 may not be indicative of future period results.

    Research and development costs may fluctuate depending upon the number of projects in process in a particular period and the degree of internally developed versus externally developed or acquired content in the related projects. In the near term, the Company expects research and development costs to increase in amount and as a percentage of net revenues.

    In order to generate increased sales, the Company will need to increase sales and marketing expenditures. If net revenues do increase, these costs may decrease as a percentage of net revenues. However, if net revenues do not increase or increase slowly, these costs will most likely increase as a percentage of net revenues.

    The Company expects general and administrative expenses to increase in amount in the near term as the Company continues to develop its infrastructure while continuing to seek cost savings. If net revenues increase, as hoped, then general and administrative expenses may decrease as a percentage of net revenues. As a result of the Company entering into a loan agreement with Madeleine L.L.C. in January 1997 (see LIQUIDITY AND CAPITAL RESOURCES) the Company expects a significant increase in interest expense in the near term.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity is cash. At December 31, 1996, cash and cash equivalents were $532,935, net working capital deficiency was $(413,275) and net stockholders' equity was $1,566,939. At June 30, 1996, cash and cash equivalents were $1,288,196, net working capital deficiency was $(19,631) and net stockholders' equity was $2,048,729. The decrease in cash and cash equivalents is primarily a result of the payment of certain obligations related to the Reorganization, payment of approximately $347,000 of debt and $231,000 for the purchase of property and equipment, and in part the funding of the net loss of $2,555,641 for the six months ended December 31, 1996, offset by the equity infusion of $1,935,998 discussed below. Cash used in operations for the six months ended December 31, 1996 was $2,051,182.

    Due to substantial up-front costs associated with the development of Internet web sites (which have since been suspended) and CD-ROM titles, the Company has continually needed to locate outside sources of liquidity. On September 25, 1996, the Company raised $939,950, net of offering expenses, through a private equity offering of 1,000 shares of Preferred Stock and a warrant to purchase 69,717 shares of Common Stock to one accredited investor.
On November 1, 1996, the Company raised $996,048, net of offering expenses, through a private equity offering of 1,525 shares of Preferred Stock and warrants to purchase 99,674 shares of Common Stock to five accredited investors. Additionally, on February 7, 1997, the Company raised $419,950, net of offering expenses, through a private equity offering of 500 shares of Preferred Stock and a warrant to purchase 51,813 shares of Common Stock to one accredited investor. The proceeds from the Company's private equity offerings have and will be used as working capital to fund the development of future CD-ROM and DVD-ROM products, and other costs associated with the growth and expansion of the Company.

    On January 31, 1997 the Company entered into a loan agreement with Madeleine L.L.C. for a $3,700,000 loan initially bearing interest at prime rate, as announced by Citibank, N.A., plus 425 basis points and stepping up to the prime rate plus 625 points on July 31, 1997. The loan is secured by all of the Company's assets and matures on January 30, 1998. In connection with the loan agreement, the Company also issued a warrant to Madeleine L.L.C. to purchase 300,000 shares of the Company's common stock at an exercise price of $2.68 per share. The warrant expires on January 31, 2000. The proceeds, net of $240,000 of bank fees, were $3,460,000 and will be used to satisfy existing trade debt and royalties and to provide working capital to fund the development of future CD-ROM and DVD-ROM products as well as other costs associated with the growth and expansion of the Company.

    On June 28, 1996 the Company entered into a loan agreement with Silicon Valley Bank for a $750,000 loan bearing interest at the bank's prime rate plus 300 basis points. As of December 31, 1996 the Company had repaid $350,000 of the loan and was in default on the balance. The Company has repaid the outstanding balance and interest from the proceeds of the above described private equity offering.

    The Company's long-term liquidity is principally contingent on its ability to raise funds through private and public debt and equity offerings. Additionally, the Company must improve the collection period and related aging of its accounts receivables. Having completed the Reorganization, the Company believes it will generate cost savings relative to net revenues and thus gradually improve liquidity. The Company's anticipated liquidity needs are based upon a number of factors, including the size of the business and related working capital needs, the extent of CD-ROM and DVD-ROM development costs and funding requirements, and the level of corporate operating costs. The Company believes that its present funding sources, including the proceeds from the aforementioned loan agreement with Madeleine L.L.C. and the private equity offerings are sufficient to sustain these needs through fiscal 1997.

                              PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         On February 7, 1997, the Company sold 500 shares of Series A Convertible Preferred Stock for $1,000 per share to one accredited investor in a private placement pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D thereunder. In addition, the Company granted the investor a warrant to purchase up to 51,813 shares of common stock for $2.50 per share. The holder of Series A Convertible Preferred Stock is entitled to receive dividends of $80 per share per annum, fully cumulative from the date of issuance. The cash proceeds of the offering, net of expenses, were $419,950. Tanner Unman Securities acted as placement agent and was paid a commission of 10 % of the gross proceeds, and was reimbursed for certain expenses.

         The Series A Convertible Preferred Stock is convertible into shares of Common Stock, at the option of the holder based on a conversion price equal to the lower of (a) $2.13 or (b) 80% of the average closing bid price of the Company's Common Stock on the five days immediately prior to the conversion date. As of February 14, 1997, the 500 shares of Series A Convertible Preferred Stock are convertible into 310,559 shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
                        None.

         (b)  Reports on Form 8-K.
                        None.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 19, 1997            GRAPHIX ZONE, INC.


                                       By: /S/NORMAN H. BLOCK
                                           -------------------------------------
                                               Norman H. Block, President, Chief
                                               Operating Officer, Interim Chief
                                               Financial Officer and Principal
                                               Financial and Accounting Officer.