Form 10-Q
period 1997-03-31
GRAPHIX ZONE INC /DE/
filed 1997-05-20
CIK 1015446

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         -----------------------------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                      or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ________     ________


                        Commission File Number: 0-28676


                              GRAPHIX ZONE, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                  33-0697932
      ------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


     42 CORPORATE PARK, SUITE 200
          IRVINE, CALIFORNIA                                  92606
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                (714) 833-3838
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X      No
        ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 1997, 12,268,069 shares of the registrant's only class of Common Stock, $.01 par value, were outstanding.

===============================================================================

                               GRAPHIX ZONE, INC.
                               Table of Contents
            Form 10-Q for the Quarterly Period Ended March 31, 1997



PART I:   FINANCIAL INFORMATION                                                                 PAGE
-------   ---------------------                                                                 ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997 (unaudited) and June 30, 1996        3

          Consolidated Statements of Operations for the three months ended March 31,
            1997 and 1996 (unaudited)                                                           4

          Consolidated Statements of Operations for the nine months ended March 31,
            1997 and 1996 (unaudited)                                                           5

          Consolidated Statements of Cash Flows for the nine months ended March 31,
            1997 and 1996 (unaudited)                                                           6

          Notes to Interim Consolidated Financial Statements                                    8

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               13



PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                                     18

Item 2.   Changes in Securities                                                                 18

Item 3.   Defaults Upon Senior Securities                                                       18

Item 4.   Submission of Matters to a Vote of Security Holders                                   19

Item 5.   Other Information                                                                     19

Item 6.   Exhibits and Reports on Form 8-K                                                      19

Signatures                                                                                      21


                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               GRAPHIX ZONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                                  March 31,        June 30,
                                                                                    1997             1996
                                                                                 ------------    ------------
                                 Assets
                                 ------

Cash and cash equivalents                                                        $    901,336    $  1,288,196
Accounts receivable, net                                                            3,018,929       3,867,268
Inventories                                                                           581,844         833,700
Prepaid expenses and other current                                                    418,090         281,883
 assets
                                                                                 ------------    ------------

            Total current assets                                                    4,920,199       6,271,047

Property and equipment, net                                                         1,080,603         653,833
Intangibles, net                                                                      678,990         850,186
Other assets, net                                                                     128,076         753,619
                                                                                 ------------    ------------

                                                                                 $  6,807,868    $  8,528,685
                                                                                 ============    ============

               Liabilities and Stockholders' Equity (Deficiency)
               -------------------------------------------------

Notes payable                                                                    $  3,861,909    $    750,000
Accounts payable                                                                    2,762,774       2,542,806
Accrued royalties                                                                   1,170,065         977,764
Accrued liabilities                                                                 1,216,164       1,159,946
Accrued restructuring charge                                                            3,633         573,461
Deferred revenue                                                                       44,626         286,701
                                                                                 ------------    ------------

            Total current liabilities                                               9,059,171       6,290,678


Other liabilities                                                                      59,414         189,278
                                                                                 ------------    ------------

            Total liabilities                                                       9,118,585       6,479,956

Mandatory Redeemable Series C Convertible Preferred Stock                           2,741,333               -

Stockholders' equity (deficiency)
  Series B Convertible Preferred Stock, $.01 par value, 3,500 shares authorized,    2,355,948               -
     3,025 issued and outstanding at March 31, 1997
  Common stock, $.01 par value, 100,000,000 shares authorized,
    10,698,449 and 10,608,748 issued and outstanding at March 31, 1997             40,319,124      40,189,771
    and June 30, 1996, respectively
  Accumulated deficit                                                             (47,727,122)    (38,141,042)
                                                                                 ------------    ------------

            Net stockholders' equity (deficiency)                                  (5,052,050)      2,048,729
                                                                                 ------------    ------------
                                                                                 $  6,807,868    $  8,528,685
                                                                                 ============    ============

See accompanying Notes to Interim Consolidated Financial Statements

                               GRAPHIX ZONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                            March 31,       March 31,
                                               1997            1996
                                           ------------   ------------

Net revenues                                $ 2,092,549    $ 1,951,895

Cost of revenues                              2,387,574        671,204
                                           ------------   ------------

Gross margin                                   (295,025)     1,280,691
                                           ------------   ------------

Operating expenses:
     Research and development                   933,096        355,338
     Sales and marketing                        990,288      1,012,662
     General and administrative               3,026,640        834,327
     Acquired in-process technology           1,628,000              -
                                           ------------   ------------

              Total operating expenses        6,578,024      2,202,327
                                           ------------   ------------

Operating loss                               (6,873,049)      (921,636)

Interest expense, net                          (138,438)       (29,642)
Other expense                                   (18,952)        (8,746)
                                           ------------   ------------

Net loss                                    $(7,030,439)   $  (960,024)
                                           ============   ============



Loss per share of common stock              $     (0.67)        $(0.21)
                                           ============   ============

Weighted average common shares               10,698,446      4,659,434
                                           ============   ============





See accompanying Notes to Interim Consolidated Financial Statements

                               GRAPHIX ZONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                            March 31,       March 31,
                                               1997            1996
                                           ------------   ------------


Net revenues                                $ 7,140,119    $ 3,927,296

Cost of revenues                              4,433,598      2,181,647
                                           ------------   ------------

Gross margin                                  2,706,521      1,745,649
                                           ------------   ------------

Operating expenses:
     Research and development                 2,519,879      2,077,265
     Sales and marketing                      3,104,344      2,129,072
     General and administrative               5,056,422      2,516,529
     Restructuring charge (benefit)            (263,831)     1,950,000
     Acquired in-process technology           1,628,000              -
                                           ------------   ------------

              Total operating expenses       12,044,814      8,672,866
                                           ------------   ------------

Operating loss                               (9,338,293)    (6,927,217)

Interest expense, net                          (228,835)       (71,094)
Other income (expense), net                     (18,952)         3,096
                                           ------------   ------------

Net loss                                    $(9,586,080)   $(6,995,215)
                                           ============   ============



Loss per share of common stock              $     (0.91)   $     (1.54)
                                           ============   ============

Weighted average common shares               10,649,631      4,532,310
                                           ============   ============





See accompanying Notes to Interim Consolidated Financial Statements

                               GRAPHIX ZONE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                                                                 MARCH 31,      MARCH 31,
                                                                                    1997           1996
                                                                               ------------    ------------
Cash flows from operating activities:
  Net loss                                                                      $(9,586,080)    $(6,995,215)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                775,250         108,103
       Acquired in-process technology                                             1,628,000               -
       Impairment of intangible and other long-term assets                        1,101,000         708,776
       Write-down of excess furniture and equipment                                 252,000         545,438
       Provision for sales returns and doubtful accounts                          1,176,673               -
       Provision for excess and obsolete inventory                                1,076,632               -
       Amortization of discount on convertible debentures                                 -           9,595
       Stock option and warrant compensation expense                                      -         215,471
       Issuance of common stock as compensation and for services                    200,625               -
       Change in operating assets and liabilities:
          Increase in accounts receivable                                          (328,334)     (1,695,103)
          Decrease (increase) in inventories                                       (824,776)        337,792
          Decrease in prepaid expenses  and other current assets                    143,793          29,509
          Decrease in other assets                                                   71,028               -
          Increase (decrease) in accounts payable                                   219,968        (192,872)
          Increase in accrued royalties                                             192,301               -
          Increase in accrued liabilities                                           (85,713)              -
          Increase (decrease) in accrued restructuring charge                      (569,828)        761,785
          Increase (decrease) in deferred revenue                                  (242,075)        377,730
          Decrease in other liabilities                                            (129,864)              -
                                                                               ------------    ------------
               Net cash used in operating activities                             (4,929,400)     (5,788,991)
                                                                               ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                               (660,635)        (29,605)
  Proceeds from sale of property and equipment                                            -         137,281
                                                                               ------------    ------------
               Net cash provided by (used in) investing activities                 (660,635)        107,676
                                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from bank loan and notes payable to related parties                    3,660,000       1,150,000
  Payments for redemption of stock                                                  (75,062)              -
  Payments on bank loan and notes payable to related parties                              -        (400,000)
  Payments of notes payable                                                        (750,000)       (561,781)
  Proceeds from Graphix Zone, Inc.(GZ-CA)                                                 -       3,504,216
  Proceeds from exercise of stock options and warrants                               12,289          85,485
  Proceeds from preferred stock issuances                                         2,355,948               -
                                                                               ------------    ------------
               Net cash provided by financing activities                          5,203,175       3,777,920
                                                                               ------------    ------------

Net decrease in cash                                                               (386,860)     (1,903,395)
Cash and cash equivalents at beginning of period                                  1,288,196       1,919,102
                                                                               ------------    ------------
Cash and cash equivalents at end of period                                      $   901,336     $    15,707
                                                                               ============    ============


                                                                                 MARCH 31,       MARCH 31,
                                                                                   1997            1996
                                                                               ------------    ------------
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                                      $   101,921     $         -
  Cash paid during the period for taxes                                         $    18,952     $         -


Supplemental disclosure of non-cash investing and financing activities:
  Convertible Preferred Stock issued in connection with asset acquisitions      $ 2,714,333     $         -
  See Note 6 related to recording of original issue discount                    $    93,709     $         -



See accompanying Notes to Interim Consolidated Financial Statements

                               GRAPHIX ZONE, INC.
              Notes to Interim Consolidated Financial Statements
                                  (Unaudited)


(1)  BACKGROUND AND ORGANIZATION
     ---------------------------


     Graphix Zone, Inc., a Delaware corporation (the "Company"), was incorporated on January 17, 1996 for the purpose of acquiring GZ Multimedia, Inc. (formerly Graphix Zone, Inc.), a California corporation ("GZ-CA"), and StarPress, Inc., a Colorado corporation ("StarPress"). The Company is engaged in the development, production and marketing of pc-game and branded game software products for the personal computer industry.


     On January 3, 1996, GZ-CA and StarPress entered into an Agreement and Plan of Reorganization pursuant to which both companies would become wholly-owned subsidiaries of the Company. On June 28, 1996, the shareholders of both GZ-CA and StarPress approved the merger (the "Reorganization") which was consummated on that date.

     Based upon the capitalization of both GZ-CA and StarPress at the consummation of the Reorganization, the former shareholder interests of StarPress comprised a larger percentage of the outstanding shares of the Company than the former shareholder interests of GZ-CA; accordingly, StarPress was deemed the acquiring entity for financial accounting purposes. The historical financial statements presented herein, prior to the effective date of the Reorganization are the financial statements of StarPress. The historical shares of StarPress presented therein have been adjusted to reflect a .14666 for 1 stock exchange in connection with the Reorganization. All references to the "Company" prior to June 28, 1996 relate to StarPress.

     During the third quarter of the fiscal year ending June 30, 1997 ("fiscal 1997"), the Company retained a new executive management team to re-focus the Company's business strategy and operations and began doing business as Ignite, Inc. As part of the re-focusing, the Company has redefined its core product line to focus on traditional pc-games and branded game software products for the personal computer industry. In addition, the Company has begun the process of divesting or eliminating non-core business units and products such as its Internet site, WILMA, and the music and Internet retail product lines.

(2)  BASIS OF PRESENTATION
     ---------------------

     The interim unaudited financial statements included herein have been prepared by the Company in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of results which may be expected for the full year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(3)      INVENTORIES
         -----------

     Inventories consisted of the following:

                                            Mar. 31, 1997    June 30, 1996
                                            -------------    -------------
Finished goods                                $ 1,209,729       $  479,747
Components                                        628,747          533,953
                                            -------------    -------------
                                                1,838,476        1,013,700
Reserve for excess and obsolete inventories    (1,256,632)        (180,000)
                                            -------------    -------------
                                              $   581,844       $  833,700
                                            -------------    -------------

(4)  IMPAIRMENT OF ASSETS
     --------------------

     As discussed above, in the third quarter of fiscal 1997, the Company retained a new management team which began to re-focus the Company's business strategy and operations. In accordance with Statement of Financial Accounting Standards No. 121, the Company evaluated all assets and liabilities to determine impairment, if any, based upon the changes to the Company's business strategy and operations. As a result, the Company recorded a charge of approximately $1,353,000 related to property and equipment, intangible assets and other long term assets being impaired.
     In addition, the Company recorded charges to cost of revenues of approximately $1,000,000 and $189,000 related to the net realizable value of inventory and prepaid royalties, respectively.

(5)  ACQUISITIONS
     ------------

     On February 24, 1997, the Company entered into an agreement with Inscape, a Delaware general partnership among Home Box Office and corporations owned by Warner Music Group, Inc. ("WMG") and Nash New Media, Inc., and WMG (collectively, "Inscape"), to purchase certain assets and assume certain liabilities. The assets consisted of all rights, title and interest in twelve existing pc-game products and seven pc-game products under development, all rights, title and interest in the Inscape name, furniture and equipment, and certain leases and other agreements. The liabilities consisted of accrued compensation costs associated with those Inscape employees offered employment with the Company.

     The purchase price for the Inscape assets consisted of 948,148 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred"). The Series C Preferred is convertible into the Company's Common Stock, at the option of the holder, and must be redeemed by the Company by February 28, 2000 at $3.375 per share. Although the stated liquidation value is $3,200,000, the Company determined the fair market value of the Series C Preferred to be $2,193,066 based upon the fair market value of the Company's Common Stock on the date of the agreement, discounted to take into account the restricted nature of the securities. The holder of the Series C Preferred is entitled to receive dividends of $0.10125 per share per annum which are fully cumulative from date of issuance.

     An allocation of the purchase price is as follows:



                                            Allocation of    Amortization
                                            Purchase Price   (Useful Life)
                                            --------------   -------------
Description
-----------

In-process technology charged to operations   $1,153,000        N/A
Assembled workforce                              476,000      5 years
Goodwill                                         129,723      5 years
Furniture and equipment                          474,066      2-5 years
Assumed liabilities                              (39,723)       N/A
                                            --------------
     Purchase price
                                              $2,193,066
                                            ==============

     On February 26, 1997, the Company entered into an agreement with Trimark Holdings, Inc. and its subsidiary, Trimark Interactive, Inc. ("Trimark"), to purchase certain assets. The assets consisted of all rights, title and interest in seven existing pc-game products and three pc-game products under development, inventories and certain other agreements.

     The purchase price for the Trimark assets consisted of 237,037 shares of the Series C Preferred (described above). Although the stated liquidation value is $800,000, the Company determined the fair market value of the Series C Preferred to be $548,267 based upon the fair market value of the Company's Common Stock on the date of the agreement, discounted to take into account the restricted nature of the securities. The holder of the Series C Preferred is entitled to receive dividends of $0.10125 per share per annum which are fully cumulative from date of issuance.

     An allocation of the purchase price is as follows:

                                            Purchase Price   (Useful Life)
                                            --------------    ------------
Description
-----------

In-process technology charged to
 operations                                    $475,000            N/A
Assembled workforce                              36,000          5 years
Goodwill                                         37,267          5 years
                                            --------------

     Purchase price
                                               $548,267
                                            ==============


(6)  NOTES PAYABLE
     -------------

     On January 31, 1997, the Company entered into a loan agreement with Madeleine L.L.C. ("Madeleine") in the principal amount of $3,740,000 with an initial interest rate equal to the prime rate, as announced by Citibank, N.A., plus 4.25 percent and, commencing on July 31, 1997, increasing to a rate equal to such prime rate plus 6.25 percent (the "Madeleine Loan Agreement"). The Madeleine Loan Agreement is secured by all of the Company's assets and matures on January 30, 1998. The initial loan proceeds, net of $280,000 of fees to Madeleine were $3,460,000.
     The Madeleine Loan Agreement has numerous negative covenants which restricts the ability of the Company to effect certain transactions without Madeleine's written consent. Among these covenants is a prohibition on declaring or paying any cash dividends. At March 31, 1997, The Company was in default on certain financial covenants and certain other covenants of the Madeleine Loan Agreement. Among the consequences of such defaults Madeleine may foreclose on all of the assets of the Company. The Company is in negotiations to have the defaults waived and to increase the principal amount of the loan by $1,500,000. Unless a waiver is obtained, Madeleine retains the right to foreclose on the Company's assets.

     In connection with the Madeleine Loan Agreement, the Company issued a warrant to Madeleine to purchase 300,000 shares of the Company's Common Stock at an exercise price equal to the lower of $2.68 per share or the per share fair market value of the Common Stock of the Company at the time of exercise of the warrant. The warrant expires on January 31, 2000. The Company recorded an original issue discount of $93,709 which represents the fair value of the warrants at the time of issuance. The fair value of the warrants are reflected as a reduction to the face value of the loan amount.

     On June 28, 1996, the Company entered into a loan agreement with Silicon Valley Bank in the principal amount of $750,000 bearing interest at such bank's prime rate plus 3 percent. As of December 31, 1996, the Company had repaid $350,000 of the loan and was in default on the balance. Since that date, the Company has repaid the outstanding principal balance of; and all accrued and unpaid interest under, such loan using proceeds from the private equity placements described in Note 7 below.

(7)  STOCKHOLDERS' EQUITY
     --------------------


     On September 25, 1996, the Company sold 1,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") at $1,000 per share to one accredited investor in a private placement. In addition, the Company granted the investor a warrant to purchase 69,717 shares of the Company's Common Stock at an exercise price of $5.00 per share. The Series A Preferred is convertible into the Company's Common Stock, at the option of the holder, based on a per share conversion price equal to the lower of (a) $3.375 (subject to certain adjustments) or (b) 80% of the average closing bid price of the Company's Common Stock on the five days immediately prior to the conversion date. The holder of the Series A Preferred is entitled to receive dividends of $80 per share per annum which are fully cumulative from the date of issuance. The cash proceeds, net of offering expenses, were $939,950.


     On November 1, 1996, the Company sold 1,525 shares of Series A Preferred at $1,000 per share to five accredited investors in a private placement. In addition, the Company granted the investors warrants to purchase 99,674 shares of the Company's Common Stock at an exercise price of $5.00 per share. The cash proceeds, net of offering expenses, were $996,048.


     On February 7, 1997, the Company sold 500 shares of Series A Preferred at $1,000 per share to one accredited investor in a private placement. In addition, the Company granted the investor a warrant to purchase 51,813 shares of the Company's Common Stock at an exercise price of $5.00 per share. The cash proceeds, net of offering expenses, were $419,950.

     On February 24, 1997, the Company issued 3,025 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share (the "Series B Preferred") and warrants (the "Series B Warrants") to purchase 221,204 shares of the Company's Common Stock at an exercise price of $5.00 per share to six accredited investors in exchange for the shares of the Series A Preferred and Common Stock warrants issued to the Series A Preferred investors in the aforementioned private placements. Such exchange was effected pursuant to Exchange Agreements entered into between the Company and each of the investors. The Series B Preferred and Series B Warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption from registration provided for in Regulation S promulgated under the Securities Act. The Series B Preferred is convertible into the Company's Common Stock, at the option of the holder, based on a per share conversion price equal to the lower of (a)$3.375 (subject to certain adjustments) or (b) 80% of the average closing bid price of the Company's Common Stock on the five days immediately prior to the conversion date.

     On March 5, 1997, the Company issued 1,185,185 shares of Series C Convertible Preferred Stock ("Series C Preferred") to two accredited investors in connection with two separate asset purchase agreements (see
     Note 5). Although the total stated liquidation value of the Series C Preferred is $4,000,000, the Company determined the fair market value to be $2,741,333 based upon the current fair market value of the Company's Common Stock, discounted to take into account the restricted nature of the securities. The shares of Series C Preferred are convertible into shares of Common Stock, at the option of the holders, at a conversion price of $3.375 per share (subject to certain adjustments) and are subject to mandatory redemption by the Company on February 28, 2000 at $3.375 per share. The holders of the Series C Preferred are entitled to receive dividends of $0.10125 per share per annum which are fully cumulative from date of issuance.

(8)  NET INCOME PER SHARE
     --------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earning per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's second quarter of the fiscal year ending June 30, 1998, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. The Company believes implementation of SFAS No 128 will not materially change earnings per share.

(9)  LIQUIDITY
     ---------

     As of March 31, 1997, the Company had a net working capital deficiency of $4,138,972. In addition, the Company has incurred significant losses from operations during fiscal 1997. In order to continue operations through June 30, 1997, the Company must collect a significant amount of its accounts receivables and will require additional financing which the Company is seeking through an amendment to the Madeleine Loan Agreement with Madeleine and/or equity financing. The Company's ability to continue as a going concern is dependent upon it successfully raising capital through debt and/or equity financing and, ultimately, upon it achieving profitable operations. No assurance can be made that the Company will be able to meet any or all of the above-referenced goals stated in the two immediately preceeding sentence.

(10)  SUBSEQUENT EVENTS
      -----------------

     On May 2, 1997, the Company received notice from The Nasdaq Stock Market that it was not in compliance with the requirements for listing on the Nasdaq SmallCap Market. Specifically, the Company's closing bid price for the appropriate measurement period was below $1.00 and the Company did not meet the alternative listing requirement. To be eligible for continued listing, all securities, except warrants and rights, must maintain a minimum bid price of $1.00 or, as an alternative if the bid price is less than $1.00, maintain capital and surplus of $2,000,000 and a market value of the public float of $1,000,000. The Company was granted ninety days to regain compliance with the minimum bid or the alternative requirement. The Company may be delisted during the ninety day period for failure to maintain compliance with any other listing requirement which occurs during the period. In addition, Nasdaq stated in its letter that the alternative requirement referenced above may be discontinued. As of May 20, 1997, the Company believes that it is in compliance with the other listing requirements. The Company expects to regain compliance prior to expiration of the ninety days; however, no assurances can be made that the Company will regain compliance with such Nasdaq requirements or that the Nasdaq Stock Market will not take steps to delist the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report contains forward-looking statements in this Item 2 under the caption "Outlook" which involve risks and uncertainties. The Company's actual results may differ significantly from the forward-looking statements in such section.

THREE AND NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 1996


General


     On January 3, 1996, GZ Multimedia, Inc. (formerly Graphix Zone, Inc.), a California corporation ("GZ-CA"), and StarPress, Inc. ("StarPress") entered into an Agreement and Plan of Reorganization pursuant to which both companies would become wholly-owned subsidiaries of Graphix Zone, Inc., a Delaware corporation (the "Company"). On June 28, 1996, the shareholders of both GZ-CA and StarPress approved the merger (the "Reorganization") which was consummated on that date.

     Based upon the capitalization of both GZ-CA and StarPress, at the consummation of the Reorganization, the former shareholder interests of StarPress comprised a larger percentage of the outstanding shares of the Company than the former shareholder interests of GZ-CA; accordingly, StarPress was deemed the acquiring entity for financial accounting purposes. The historical financial statements presented herein, prior to the effective date of the Reorganization, are the financial statements of StarPress. All references to the "Company" prior to June 28, 1996 relate to StarPress.

     During the third quarter of the fiscal year ending June 30, 1997 ("fiscal 1997"), the Company retained a new executive management team to re-focus the Company's business strategy and operations and began doing business as Ignite, Inc. As part of the re-focusing, the Company has redefined its core product line to focus on traditional pc-games and branded game software products for the personal computer industry. In addition, the Company has begun the process of divesting or eliminating non-core business units and products such as its Internet site, WILMA, and the music and Internet retail product lines.

Results of Operations

     The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage of net revenues.

                                          Three Months     Three Months     Nine Months      Nine Months
                                             Ended            Ended            Ended            Ended
                                         Mar. 31, 1997    Mar. 31, 1996    Mar. 31, 1997    Mar. 31, 1996
                                         -------------    -------------    -------------    -------------

Net revenues                                  100%             100%             100%             100%

Cost of revenues                              114%              34%              62%              56%
                                         -------------    -------------    -------------    -------------

Gross margin                                 (14)%              66%              38%              44%

Research and development expenses              44%              18%              35%              53%
Sales and marketing expenses                   47%              52%              43%              54%
General and administrative expenses           145%              43%              71%              64%
Restructuring charge (benefit)                 -                 -              (3)%              49%
Acquired in-process technology                 78%               -               23%               -
                                         -------------    -------------    -------------    -------------

Operating loss                              (328)%            (47)%           (131)%           (176)%

Interest expense, net                           7%               2%               3%               2%
Other income (expense), net                     1%               -                -                -
                                         -------------    -------------    -------------    -------------

Net income (loss)                           (336)%            (49)%           (134)%           (178)%
                                         =============    =============    =============    =============

NET REVENUES

Net revenues for the three and nine months ended March 31, 1997 increased by $140,654 and $3,212,823 to $2,092,549 and $7,140,119 as compared to $1,951,895 and $3,927,296 for the three and nine months ended March 31, 1996, respectively. The increase in net revenues of 7% and 82% for the three and nine months ended March 31, 1997, respectively, compared to the same prior year periods is a result of the Reorganization, the acquisition of certain products from Sony Interactive Entertainment, Inc. ("Sony") in November 1995 and the release of seven new titles in the first quarter of fiscal 1997 as well as the distribution of certain affiliate label titles during the second and third quarters of fiscal 1997. All of the aforementioned transactions increased the Company's catalog of products and corresponding revenues, particularly the Sony products, which accounted for approximately $1,820,000 and $4,598,000 of revenues for the three and nine months ended March 31, 1997, respectively. In addition, the increase in sales for the nine months ended March 31, 1997 was offset by the Company recording approximately $590,000 for unanticipated returns and markdowns primarily related to several of the new titles released in the first quarter of fiscal 1997.

     The Company grants certain distributors and retailers certain rights to return unsold inventory. Consequently, although the Company records revenue upon shipment, it accrues a reserve for returns based on the Company's historical experience and retail sell-through information as well as distributor inventory levels. There can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company.

GROSS MARGIN

Gross margin as a percentage of net revenues was (14)% and 38% for the three and nine months ended March 31, 1997, respectively, compared to 66% and 44% for the three and nine months ended March 31, 1996, respectively. The decrease in gross margin as a percentage of net revenues for the three months ended March 31, 1997 as compared to the same prior year period is primarily a result of the Company recording several charges related to the net realizable value of assets resulting from the Company's re-focus of its business strategy and operations in the third quarter of fiscal 1997. Among these charges were approximately $1,000,000 for excess and obsolete inventory as well as approximately $321,000 related to prepaid royalties and acquired capitalized software development costs. Gross margin as a percentage of net revenues for the nine months ended March 31, 1997 decreased compared to the nine months ended March 31, 1996 primarily as a result of the aforementioned charges recorded in the third quarter of fiscal 1997 offset by decreased per unit costs, as compared to the same prior year period, derived from the Company's greater experience in the procurement of product components and improved pricing from vendors based upon increased production volumes associated with the Company's expanded catalog of products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and nine months ended March 31, 1997 increased by $577,758 and $442,614 to $933,096 and $2,519,879,
respectively, as compared to $355,338 and $2,077,265 for the three and nine months ended March 31, 1996, respectively. The increase in research and development expenses for the three and nine months ended March 31, 1997 compared to the same prior year period is primarily a result of StarPress having transferred most research and development expenditures to GZ-CA during the third quarter of fiscal 1996 in anticipation of the merger with GZ-CA. These expenditures were incurred by GZ-CA prior to the consummation of the Reorganization and are not included in the results of operations of the Company in accordance with the accounting treatment of the Reorganization as discussed above. In addition, during the latter part of the third quarter of fiscal 1997, the Company began to incur costs related to the development of in-process titles acquired from Inscape and Trimark Interactive.

SALES AND MARKETING EXPENSES

Selling and marketing expenses for the three and nine months ended March 31, 1997 were $990,288 and $3,104,344 representing 47% and 43% of net revenues, respectively, as compared to $1,012,662 and $2,129,072 representing 52% and 54% for the three and nine months ended March 31, 1996, respectively. Selling and marketing expenses remained relatively stable in amount for the third quarter of fiscal 1997 compared to third quarter of fiscal 1996. The lack of increase compared to the prior year, as may have been anticipated, was a result of fewer new product launches during the third quarter of fiscal 1997 compared to the same prior year period. The increase in selling and marketing expenses of $975,272 during the nine months ended March 31, 1997 compared to the same prior year period is primarily a result of increases in personnel as well as increased participation in cooperative advertising and marketing programs in relation to increased sales during the first half of fiscal 1997. The decrease in sales and marketing expenses as a percentage of net revenues for the three and nine months ended March 31, 1997 as compared to the same prior year periods is a result of the Company having established the core infrastructure and personnel in the sales and marketing departments during the latter part of fiscal 1996 and reaping certain economies of scale as net revenues increased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and nine months ended March 31, 1997 increased by $2,192,313 and $2,539,893 to $3,026,640 and $5,056,422
representing 145% and 71% of net revenues, respectively, compared to $834,327 and $2,516,529 representing 43% and 64% of net revenues for the three and nine months ended March 31, 1996, respectively. The increase in general and administrative expenses for both the three and nine months ended March 31, 1997 as compared to the same prior year periods is due in part to the Company recording a charge to general and administrative expenses of approximately $1,253,000 related to property and equipment, intangibles assets and other long term assets being impaired as a result of the Company re-focusing its business strategy and operations in the third quarter of fiscal 1997. In addition, during the third quarter of fiscal 1997, the Company recorded a charge of approximately $203,000 for additional bad debt reserves. As a percentage of net revenues, general and administrative expenses remained relatively consistent for the nine months ended March 31, 1997 as compared to the same prior year period primarily due to the increase in net revenues during the nine months ended March 31, 1997 compared to the same prior year period.

RESTRUCTURING CHARGE

During the second quarter of the fiscal year ended June 30, 1996 ("fiscal 1996"), in anticipation of the Reorganization, the Company adopted a restructuring plan to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The total estimated cost of the restructuring charged to operations during the second quarter of fiscal 1996 was $1,950,000. During the first quarter of fiscal 1997, the Company reversed $263,831 of the remaining reserve for restructuring related to facility and equipment leases for its San Francisco facility, which the Company has subsequently subleased.

ACQUIRED IN-PROCESS TECHNOLOGY

As a result of the Company's asset acquisitions from Inscape and Trimark Interactive in February 1997, the Company wrote-off $1,153,000 and $475,000 of acquired in-process technology, respectively. These costs are considered non-recurring expenses.

OUTLOOK

The statements contained in this outlook are "forward-looking statements" for purposes of Section 21E of the Securities Exchange Act of 1934. They are based on the Company's current plans, strategies, hopes and expectations. Actual results may differ materially.

The new management team retained during the third quarter of fiscal 1997 has redefined the Company's core product line to focus on traditional pc-games and branded game software products for the personal computer industry. The Company is in the process of divesting or eliminating non-core business units and products such as its Internet site, WILMA, and the interactive music and Internet retail products lines. Management recognizes that it will be entering a highly competitive pc-games market competing against other companies with greater resources. However, the Company views the pc-games market as a proven market, unlike the interactive music and non-game entertainment markets. The Company's revenues and income may fluctuate periodically as a result of the timing and success of new title releases, and external factors such as seasonal buying patterns. The Company is aggressively pursuing new opportunities to distribute titles developed by other entities and is attempting to expand its international business. The Company does not anticipate any significant increases in revenues through the balance of fiscal 1997 as it implements its new business strategy and restructured operations.

     Gross margin may fluctuate depending upon the component costs and royalty structure of the specific product mix for any given period. If the percentage of revenues represented by OEM/bundling deals and the distribution of products developed by other entities increases, the Company expects gross margin as a percentage of net revenues to decrease. However, in consideration of approximately $1,321,000 of charges recorded against cost of revenues during the third quarter of fiscal 1997 related to the re-focusing of the Company's business strategy, the Company anticipates gross margin to increase in amount and improve as a percentage of net revenues during the balance of fiscal 1997.

Research and development costs may fluctuate depending upon the number of projects in process in a particular period and the degree of internally developed versus externally developed or acquired content in the related projects. In the near term, and particularly as a result of the in-process development projects acquired from Inscape and Trimark, the Company expects research and development costs to increase in amount and as a percentage of net revenues over the balance of fiscal 1997.

In order to generate increased sales and enter the pc-games market, the Company will need to increase sales and marketing expenditures. A portion of these expenditures will be incurred prior to the generation of offsetting revenues. Accordingly, in the near term, the Company anticipates sales and marketing expenditures to increase both in amount and as a percentage of net revenues.

Given the $1,253,000 charge recorded against general and administrative expenses related to the impairment of assets in the third quarter of fiscal 1997, the Company expects a comparative decrease in general and administrative expenses during the balance of fiscal 1997. The Company is in the process of reducing the number of its employees and the number of facilities it operates. As a result, the Company anticipates a noticeable decrease in general and administrative expenses going forward. As a result of the Company entering into a loan agreement with Madeleine L.L.C. ("Madeleine") in January 1997 (see the discussion below under the caption "Liquidity and Capital Resources" for a further discussion of the loan), the Company expects a significant increase in interest expense in the near term.

Liquidity and Capital Resources

The Company's principal source of liquidity is cash. At March 31, 1997, cash and cash equivalents were $901,336, net working capital deficit was $(4,138,972) and net stockholders' deficiency was $(5,052,050). At June 30, 1996, cash and cash equivalents were $1,288,196, net working capital deficiency was $(19,631) and net stockholders' equity was $2,048,729. Although the Company raised $2,355,948 through private equity placements and obtained net proceeds of $3,460,000 from a loan agreement with Madeleine (described below), as discussed below, the vast majority of these funds were used to satisfy approximately $808,000 of secured debt and interest, payment of $790,000 of specific royalties, purchase of $661,000 of property and equipment, and, in part, the funding of the net loss of $9,586,080 for the nine months ended March 31, 1997. Cash used in operations for the nine months ended March 31, 1997 was $4,929,400.

Due to substantial up-front costs associated with the development of Internet web sites (which have since been terminated) and CD-ROM titles, the Company has continually needed to locate outside sources of liquidity. On September 25, 1996, the Company raised $939,950, net of offering expenses, through a private placement of 1,000 shares of Series A Preferred Stock and a warrant to purchase 69,717 shares of the Company's Common Stock to one accredited investor. On November 1, 1996, the Company raised $996,048, net of offering expenses, through a private placement of 1,525 shares of Series A Preferred Stock and warrants to purchase 99,674 shares of the Company's Common Stock to five accredited investors. Additionally, on February 7, 1997, the Company raised $419,950, net of offering expenses, through a private placement of 500 shares of Series A Preferred Stock and a warrant to purchase 51,813 shares of the Company's Common Stock to one accredited investor. The proceeds from the Company's private placements have been used as working capital to fund the development of future products, and other costs associated with the growth of the Company.

     On January 31, 1997, the Company entered into a loan agreement with Madeleine in the principal amount of $3,740,000 with an initial interest rate equal to the prime rate, as announced by Citibank, N.A., plus 4.25 percent and, commencing on July 31, 1997, increasing to a rate equal to such prime rate plus
6.25 percent (the "Madeleine Loan Agreement"). The Madeleine Loan Agreement is secured by all of the Company's assets and matures on January 30, 1998. The initial loan proceeds, net of $280,000 of fees to Madeleine, were $3,460,000 and were used to satisfy existing trade debt and royalties and to provide working capital to fund development of future projects as well as other costs associated with the growth of the Company. At March 31, 1997, the Company was in default on certain financial covenants and certain other covenants of the Madeleine Loan Agreement. The Madeleine Loan Agreement has numerous negative covenants which restricts the ability of the Company to effect certain transactions without Madeleine's written consent. Among those negative covenants is a prohibition on declaring or paying dividends. Among the consequences of such defaults, Madeleine may foreclose on all of the assets of the Company. The Company is in negotiations to have the defaults waived and to increase the principal amount of the loan by $1,500,000. Unless a waiver is obtained, Madeleine retains the right to foreclose on the Company's assets.

On June 28, 1996, the Company entered into a loan agreement with Silicon Valley Bank in the principal amount of $750,000 bearing interest at such bank's prime rate plus three percent. As of December 31, 1996, the Company had repaid $350,000 of the loan and was in default on the balance. Since that date, the Company has repaid the outstanding principal balance of and all accrued and unpaid interest under such loan using proceeds from the private placements and described above.

The Company's long-term liquidity is principally contingent on its ability to raise funds through private and public debt and equity offerings. Additionally, the Company must improve the collection period and related aging of its accounts receivables. The Company's anticipated liquidity needs are based upon a number of factors, including the size of the business and related working capital needs, the extent of development costs and funding requirements, and the level of corporate operating costs.

     In order to continue operations through June 30, 1997, the Company must collect a significant amount of its accounts receivables and will require additional financing which the Company is seeking through an amendment to the Madeleine Loan Agreement and/or an equity financing. The Company's ability to continue as a going concern is dependent upon it successfully raising capital through debt and/or equity financing and, ultimately, upon it achieving profitable operations. No assurance can be made that the Company will be able to meet any or all of the above-referenced goals stated in the two immediately preceeding sentences.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     On February 7, 1997, the Company sold 500 shares of Series A Convertible Preferred Stock ("Series A Preferred") for $1,000 per share to one accredited investor in a private placement pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. In addition, the Company granted the investor a warrant to purchase up to 51,813 shares of common stock for $2.50 per share. The holder of Series A Preferred is entitled to receive dividends of $80 per share per annum, fully cumulative from the date of issuance. The aggregate offering price was $500,000, the aggregate underwriting discounts and commissions were $60,050 and the net cash proceeds were $419,950. Tanner Unman Securities acted as placement agent and was paid a commission of 10% of the gross proceeds, and was reimbursed for certain expenses.

     The Series A Preferred is convertible into shares of Common Stock, at the option of the holder based on a per share conversion price equal to the lower of (a) $3.375 (subject to certain adjustments) or (b) 80% of the average closing bid price of the Company's common stock on the five days immediately prior to the conversion date.

     On February 24, 1997, the Company issued 3,025 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share (the "Series B Preferred") and warrants (the "Series B Warrants") to purchase 221,204 shares of Common Stock at an exercise price of $5.00 per share to six accredited investors in exchange for the 3,025 shares of the Series A Preferred and Common Stock warrants issued to the Series A Preferred investors. Such exchange was effected pursuant to Exchange Agreements entered into between the Company and each of the investors. The Series B Preferred and Series B Warrants were not registered under the Securities Act in reliance upon the exemption from registration provided for in Regulation S promulgated under the Securities Act. The Series B Preferred is convertible into the Company's Common Stock, at the option of the holders, based on a per share conversion price equal to the lower of
     (a) $3.375 (subject to certain adjustments) or (b) 80% of the average closing bid price of the Company's Common Stock on the five days immediately prior to the conversion date.

     On March 5, 1997, the Company issued 1,185,185 shares of Series C Convertible Preferred Stock ("Series C Preferred") to two accredited investors, in connection with two separate asset purchase agreements, pursuant to Sections 4(2) and 4(6) of the Securities Act and Regulation D. In exchange for the issuance of the shares of the Series C Preferred, the Company acquired assets consisting of rights in existing pc-game products, pc-game products in development, furniture and equipment and leases. Although the total stated liquidation value of the Series C Preferred is $4,000,000, the Company determined the fair market value to be $2,741,333 based upon the current fair market value of the Company's Common Stock, discounted to take into account the restricted nature of the securities. The shares of Series C Preferred are convertible into shares of Common Stock, at the option of the holders, at a conversion price of $3.375 per share (subject to certain adjustments) and are subject to mandatory redemption by the Company on February 28, 2000 at $3.375 per share (subject to certain adjustments). The holders of the Series C Preferred are entitled to receive dividends of $0.10125 per share per annum which are fully cumulative from date of issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     On January 31, 1997, the Company entered into a loan agreement with Madeleine L.L.C. ("Madeleine") in the principal amount of $3,740,000 with an initial interest rate equal to the prime rate, as announced by Citibank, N.A., plus 4.25 percent and, commencing on July 31, 1997, increasing to a rate equal to such prime rate plus 6.25 percent (the "Madeleine Loan Agreement"). The Madeleine Loan Agreement is secured by all of the Company's assets and matures on January 30, 1998. In connection with the Madeleine Loan Agreement, the Company issued a warrant to Madeline to purchase 300,000 shares of the Company's Common Stock at an exercise price equal to the lower of $2.68 per share or the per share fair market value of the Common Stock of the Company at the time of exercise of the warrant. The warrant expires on January 31, 2000. The initial loan proceeds, net of $280,000 of fees to Madeleine, were $3,460,000. At March 31, 1997 the Company was in default on certain financial covenants and certain other covenants of the loan agreement. Among the consequences of such defaults, and Madeleine may foreclose on all of the assets of the Company. The Company is in negotiations to have the defaults waived and to increase the principal amount of the loan by $1,500,000. Unless a waiver is obtained, Madeleine retains the right to foreclose on the Company's assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     On May 2, 1997, the Company received notice from The Nasdaq Stock Market that it was not in compliance with the requirements for listing on the Nasdaq SmallCap Market. Specifically, the Company's closing bid price for the appropriate measurement period was below $1.00 and the Company did not meet the alternative listing requirement. To be eligible for continued listing, all securities, except warrants and rights, must maintain a minimum bid price of $1.00 or, as an alternative if the bid price is less than $1.00, maintain capital and surplus of $2,000,000 and a market value of the public float of $1,000,000. The Company was granted ninety days to regain compliance with the minimum bid or the alternative requirement. The Company may be delisted during the ninety day period for failure to maintain compliance with any other listing requirement which occurs during the period. In addition, Nasdaq stated in its letter that the alternative requirement referenced above may be discontinued. As of May 16, 1997, the Company believes that it is in compliance with the other listing requirements. The Company expects to regain compliance prior to expiration of the ninety days however, no assurances can be made that the Company will regain compliance with such Nasdaq requirements or that the Nasdaq Stock Market will not take steps to delist the Company's Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission ("the "Commission") as part of this quarterly report on Form 10-Q.

             3.1                Certificate of Designations of Series B
                                Convertible Preferred Stock of the Registrant, filed as Exhibit 3.1 to the Registrant's Current
                                Report on Form 8-K dated February 18, 1997, and filed with the Commission on March 5, 1997 (File
                                No. 0-28676) ("March 5th Current Report") which is hereby incorporated herein by reference.

             3.2                Certificate of Designations of Series C
                                Convertible Preferred Stock of the Registrant, filed as Exhibit 10.34 to the Registrant's
                                Current Report on Form 8-K dated March 5, 1997
                                and filed with the Commission on March 20, 1997
                                (File No. 0-28676) ("March 20th Current Report") which is hereby incorporated herein by reference.


            10.1                Loan and Security Agreement dated January 31,
                                1997 between the Registrant and Madeleine L.L.C.

            10.2 Form of Common Stock Purchase Warrant for shares of the Registrant's Company's Common Stock between the Registrant and Madeleine L.L.C.

            10.3 Amendment No.1 to Loan and Security Agreement between the Registrant and Madeleine L.L.C.
                                dated March 5, 1997.

            10.4 Asset Purchase Agreement dated February 24, 1997 by and among the Registrant, Inscape and Warner
                                Music Group Inc., filed as Exhibit 10.32 to the
                                Registrant's March 20th Current Report,



                                which is hereby incorporated herein by
                                reference.

            10.5 Asset Purchase Agreement dated February 26, 1997 by and among the Registrant, Trimark Holdings, Inc. and its subsidiary Trimark Interactive, filed as Exhibit 10.33 to the Registrant's March
                                20th Current Report which is hereby incorporated herein by reference.

            10.6 Employment letter between the Registrant and Robert D. Shishino dated February 26, 1997

            27                  Financial Data Schedule


         (b)  Reports on Form 8-K.

              On March 5, 1997, the Company filed a current report on Form 8-K dated March 5, 1997, under Item 9 - Sales of Equity Securities Pursuant to Regulation S, reporting the issuance of shares of Series B Convertible Preferred Stock and related warrants to purchase shares of Common Stock in exchange for shares of Series A Convertible Preferred Stock and related warrants to purchase common stock in a transaction effected in reliance on the exemption set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

              On March 20, 1997, the Company filed a current report on Form 8-K dated March 20, 1997, under Item 2 - Acquisition or Disposition of Assets, describing two separate asset acquisitions of pc-game products, and "in development" pc-game products and other assets and certain liabilities, one from Inscape, a Delaware general partnership, and the other from Trimark Interactive, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GRAPHIX ZONE, INC.


Date:  May 20, 1997            By: /s/ ROBERT D. SHISHINO
                                  -------------------------------------
                                  Robert D. Shishino,
                                  Vice President of Finance and
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------

Item No.            Description
--------            -----------
 3.1                Certificate of Designations of Series B Convertible
                    Preferred Stock of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February
                    18, 1997, and filed with the Commission on March 5, 1997
                    (File No. 0-28676) ("March 5th Current Report") which is
                    hereby incorporated herein by reference.

 3.2                Certificate of Designations of Series C Convertible
                    Preferred Stock of the Registrant, filed as Exhibit 10.34 to the Registrant's Current Report on Form 8-K dated March 5,
                    1997 and filed with the Commission on March 20, 1997 (File
                    No. 0-28676) ("March 20th Current Report") which is hereby incorporated herein by reference.

10.1 Loan and Security Agreement dated January 31, 1997 between the Registrant and Madeleine L.L.C.

10.2                Form of Common Stock Purchase Warrant for shares of the
                    Registrant's Company's Common Stock between the Registrant and Madeleine L.L.C.

10.3                Amendment No.1 to Loan and Security Agreement between the
                    Registrant and Madeleine L.L.C. dated March 5, 1997.

10.4 Asset Purchase Agreement dated February 24, 1997 by and among the Registrant, Inscape and Warner Music Group Inc., filed as Exhibit 10.32 to the Registrant's March 20th
                    Current Report, which is hereby incorporated herein by reference.

10.5 Asset Purchase Agreement dated February 26, 1997 by and among the Registrant, Trimark Holdings, Inc. and its subsidiary Trimark Interactive, filed as Exhibit 10.33 to the Registrant's March 20th Current Report which is hereby incorporated herein by reference.

10.6                Employment letter between the Registrant and Robert D.
                    Shishino dated February 26, 1997

27                  Financial Data Schedule