Form 10-K405
period 1997-06-30
GRAPHIX ZONE INC /DE/
filed 1997-10-14
CIK 1015446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-28676

                               GRAPHIX ZONE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     33-0697932
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
  2915 DAIMLER STREET, SANTA ANA, CALIFORNIA                      92705
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 833-3838

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.     Yes [X]     No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the last sale price, the aggregate market value of the voting stock held by non-affiliates of the Registrant on September 29, 1997 was $1,911,480.

     As of September 29, 1997, 15,929,004 shares of the Registrant's only class of Common Stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1997 are incorporated by reference into Part III in this Report on Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I
  Item 1.     Business.............................................................    1
  Item 2.     Properties...........................................................    7
  Item 3.     Legal Proceedings....................................................    7
  Item 4.     Submission of Matters to a Vote of Security Holders..................    7
PART II
  Item 5.     Market for Registrant's Common Equity and Related Stockholder            8
              Matters..............................................................
  Item 6.     Selected Consolidated Financial Data.................................   11
  Item 7.     Management's Discussion and Analysis of Financial Condition and         11
              Results of Operations................................................
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........   17
  Item 8.     Financial Statements and Supplementary Data..........................   17
  Item 9.     Changes in and Disagreements with Accountants on Accounting and         46
              Financial Disclosure.................................................
PART III
  Item 10.    Directors and Executive Officers of the Registrant...................   46
  Item 11.    Executive Compensation...............................................   46
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......   46
  Item 13.    Certain Relationships and Related Transactions.......................   46
PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   46
SIGNATURES.........................................................................   51

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  Background

     Graphix Zone, Inc., a Delaware corporation (the "Company"), was incorporated on January 17, 1996 for the purpose of acquiring GZ Multimedia, Inc. (formerly Graphix Zone, Inc.), a California corporation ("GZ-CA"), and StarPress, Inc., a Colorado corporation ("StarPress"). Both GZ-CA and StarPress were publishers of entertainment-oriented interactive multimedia software. On June 28, 1996, the Company acquired GZ-CA and StarPress in reverse triangular mergers and the companies became wholly-owned subsidiaries of the Company (the "Reorganization"). Upon the consummation of the Reorganization, the stockholder interests in the Company of the former StarPress shareholders were larger than those of the former GZ-CA shareholders, and therefore, StarPress was deemed to be the acquiring entity for financial accounting purposes. Accordingly, the historical financial statements presented herein, prior to the effective date of the Reorganization, are the financial statements of StarPress. The historical shares of StarPress presented therein have been adjusted to reflect a .14666 for 1 stock exchange in connection with the Reorganization. All references to the "Company" prior to June 28, 1996 relate to StarPress.

     Following the consummation of the Reorganization, the Company's principal business was developing, producing and marketing CD-ROM and on-line interactive entertainment products for the personal computer industry. In addition, following the Reorganization, the Company operated certain other businesses, including developing and operating WILMA, an Internet site for live music venues and developing and marketing certain Internet access and exploration products.

  Current Status of Company/Restructuring Plan

     In March 1997, the Company hired a new executive management team for the purpose of evaluating the business and financial condition of the Company and, if necessary, restructuring the Company. The management team reviewed the Company's history of operating losses, current financial condition, current strategic position within the entertainment software industry, competitors in such industry and capital requirements for new product development. Based upon its review, the management team reached the following conclusions with respect to the Company's primary businesses and its financial condition:

     - Entertainment Software Products. During the fiscal year ended June 30, 1997 ("Fiscal 1997"), the Company earned approximately 61% of its net revenues from the sale of two entertainment software products which were licensed to the Company under a license agreement with Sony Interactive Entertainment, Inc. ("Sony"). The Company's license agreement with Sony expired on September 1, 1997, and after such date, the Company no longer had the right to sell products under such license other than liquidating its inventory of Sony products during the 6 month period following September 1, 1997. In addition, the Company does not have the resources necessary to develop new entertainment software products which would produce sufficient revenues to allow the Company to profitably operate in the entertainment software industry.

     - Interactive Music. The Company has not been able to obtain the interest of music or computer retailers and consumers for its interactive music products, and therefore, the Company has not been able to develop a market which can support this business.

     - Internet Access and Accessories. The Company has not been able to maintain the profitability of its Internet access products due to the large number of competitive products which are available, including free promotional programs provided by large Internet access providers to their customers.

     - World Wide Web Content. The Company does not have the resources necessary to develop World Wide Web content which would produce sufficient revenues to support this business.

     - General Financial Condition. The Company is insolvent and does not have the funds necessary to continue its current operations.

     Based upon their conclusions, the management team decided that it was in the best interests of the Company and its stockholders and creditors to attempt to restructure the Company, and in June 1997, proposed to the Board of Directors of the Company a restructuring plan (as described below, the "Restructuring Plan"), which included terminating the Company's existing business operations. On June 3, 1997, the Board of Directors adopted the Restructuring Plan. By June 24, 1997, the Company had taken steps to cease its principal business operations and had terminated all employees other than Mr. David Hirschhorn, the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company.

     As approved by the Board of Directors, the Restructuring Plan contained the following elements:

     - Business -- Divest or dispose of the Company's existing businesses related to the personal computer industry and explore opportunities to enter into new businesses and industries.

     - Senior Secured Debt -- Renegotiate the terms of the Company's senior secured loan and the related collateral agreements to extend the term of the loan, reduce the interest rate thereof and provide for later payments of amounts due thereunder and to reduce the senior lender's warrant position in the Company.

     - Outstanding Unsecured Debt -- Pay to unsecured creditors of the Company $0.30 for each $1.00 of debt outstanding.

     - Outstanding Convertible Preferred Stock -- Exchange outstanding shares of the Company's Series B and Series C Convertible Preferred Stock, each $.01 par value per share (collectively, "Preferred Stock"), for shares of the Company's common stock, $.01 par value per share ("Common Stock"), at an exchange price of approximately $0.75 per share.

     - Additional Capital -- Evaluate alternative methods for raising additional funds for the Company.

     Since July 1997, the Company's business activities have consisted of licensing and attempting to enter into licenses for certain of the entertainment software products held in its library, divesting or disposing of its businesses and products related to the personal computer industry, and attempting to restructure its debt obligations, equity structure and business operations. The Common Stock was delisted from The Nasdaq Stock Market, Inc. ("Nasdaq") SmallCap Market on June 19, 1997 because the Company no longer complied with the criteria established by Nasdaq for continuation of listing.

     On July 14, 1997, the Company received a Notice of Default and Demand for Payment from its senior secured lender, Madeleine L.L.C. ("Madeleine"), based upon the Company's failure to make certain interest payments when due under the terms of the loan agreement, as amended (the "Amended Loan Agreement"), between the Company and Madeleine. The notice stated that the Company was in default under the terms of the Amended Loan Agreement and demanded that all pastdue amounts be paid by July 18, 1997. The Company did not pay the past-due amounts by the July 18, 1997 deadline. On August 29, 1997, the Company received a second Notice of Default and Demand for Payment (the "August Notice") from Madeleine. The August Notice stated that in the event that the Company failed to pay all past due amounts by September 5, 1997, Madeleine would exercise its rights to declare all obligations under the Amended Loan Agreement immediately due and payable. The Company did not pay the past due amounts by the September 5, 1997 deadline. As of October 13, 1997, Madeleine has not declared all obligations under the Amended Loan Agreement immediately due and payable. The Company has had preliminary oral discussions with Madeleine concerning obtaining a waiver of existing defaults of the Company under the terms of the Amended Loan Agreement and renegotiating the terms of the Amended Loan Agreement and the related collateral agreements. Madeleine has indicated to the Company that if the Company is able to reach agreements with its unsecured creditors regarding the repayment of their debt at a reduced basis and with its preferred stockholders regarding the conversion of their shares of Preferred Stock into shares of Common Stock, the senior lender may be willing to waive the existing defaults under the Amended Loan Agreement, extend the term of its loan, reduce the interest rate charged to the Company thereunder and reduce its current warrant position of approximately 25% of the restructured Company, determined on a fully-diluted basis. The amount of the reductions relating to interest rate and warrant position are still subject to negotiation. To the extent that the Restructuring Plan is unsuccessful, Madeleine has indicated that it will foreclose upon its interest and liquidate all of the assets of the Company.

     The Company is negotiating with its unsecured creditors to pay $.30 for each $1.00 of debt outstanding. In order for the Restructuring Plan to proceed, the unsecured creditors (a) holding approximately 90% of the aggregate dollar amount of the Company's unsecured debt and (b) comprising over 65% of the number of the unsecured creditors must agree to the repayment plan. The Company does not intend to negotiate different payment terms with any of its current unsecured creditors. If all of the Company's unsecured creditors agree to the repayment plan, the Company estimates that its total payments to creditors would be approximately $1,800,000.

     The Company also is negotiating exchange agreements with its holders of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Stock"), and Series C Convertible Preferred Stock, $.01 par value per share ("Series C Stock"), pursuant to which all outstanding shares of Preferred Stock would be converted into shares of Common Stock at an exchange price of approximately $0.75 per share. The Company has entered into exchange agreements with several, but not all, of the holders of Series B Stock and has not entered into exchange agreements with the holders of Series C Stock. As of September 29, 1997, the outstanding shares of Preferred Stock of the Company consisted of the following: 1,806 shares of Series B Stock and 1,185,185 shares of Series C Stock. The Company estimates that under the terms of the Restructuring Plan, such outstanding shares of Preferred Stock will be converted into approximately 8 million shares of Common Stock. As of September 29, 1997, the Company has approximately 15,929,000 shares of Common Stock outstanding, and after effecting the exchange of shares of Preferred Stock described above, the Company will have approximately 23,929,000 shares of Common Stock outstanding.

     In order to facilitate the Restructuring Plan, management must raise a minimum of $3,000,000 in new capital. There is no assurance that management will be successful in attracting new capital given the Company's financial history and current financial position.

  Forward-Looking Statements

     This Annual Report on Form 10-K includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold. These events include, but are not limited to, the risk that the Restructuring Plan is not successful and, even if successful, the risks inherent in starting a new business venture. The Company will not update or revise any such forward-looking statements to reflect events or circumstances that may arise after this Report is filed and that may have an effect on the Company's overall performance. A more thorough discussion of these factors is presented in this Item 1 under the caption "Risk Factors," below, and elsewhere in this Annual Report on Form 10-K.

RISK FACTORS

  Success of Restructuring/Going Concern

     The Company is in default under the terms of its loan agreements with its senior secured lender and is in default under other agreements with numerous other creditors. From a financial viewpoint, the Company is insolvent. The Company's future will depend significantly on its ability to successfully complete the Restructuring Plan. If the Company fails to complete any step in its Restructuring Plan, it is likely that the Company's senior secured lender will foreclose on all of the assets of the Company and pursue the dissolution of the Company. Based upon the current assets of the Company, there would be insufficient assets to satisfy the secured lender's claims and, accordingly, there would be no assets remaining to satisfy the unsecured creditors' claims. There can be no assurance that the Company will successfully complete its restructuring or that the senior secured lender will not foreclose on the assets of the Company at any time or that the Company will continue as a going concern.

  No Current Operations; No Current Business Arrangements

     Since July 1997, the Company's business activities have consisted of licensing and attempting to enter into licenses for certain of the entertainment software products held in its library, divesting or disposing of its businesses and products related to the personal computer industry, and attempting to restructure its debt obligations, equity structure and business operations. After October 31, 1997, the Company intends to cease its efforts to enter into new licenses for entertainment software products in its library. The Company is considering several strategic business alternatives in industries which the Company has not operated in the past, including but not limited to, the financial service industry. The Company has no understandings, commitments, agreements or arrangements (collectively, "arrangements") with respect to the business alternatives being considered. Accordingly, the Company has no operating history or current business arrangements upon which an evaluation of the Company and its prospects can be based. There can be no assurance that the Company will be able to begin operating a new business or that the Company will attain profitability.

  Employees; Financial and Management Controls

     Since June 24, 1997, the Company has had only one employee, Mr. David Hirschhorn, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer, and several non-employee consultants. As the Company begins operations in new businesses, the Company's success will depend significantly upon its ability to attract and retain skilled employees and to develop financial and management controls, reporting systems and procedures. There can be no assurance that the Company will be able to attract and retain skilled employees or develop such controls, systems or procedures effectively or on a timely basis.

  Dilution to Stockholders

     If the Company successfully completes the proposed exchange of outstanding shares of Preferred Stock of the Company for shares of Common Stock, the number of outstanding shares of Common Stock will increase by approximately 50%. As a result, the holders of Common Stock will incur substantial dilution. In addition, the Company is evaluating alternatives for raising additional funds for the Company and certain of these alternatives may result in additional dilution of the holders of Common Stock.

PRIOR BUSINESS

     Prior to June 1997, the principal business operations of the Company consisted of developing, producing and marketing interactive entertainment and multimedia products for the personal computer industry. The Company developed, produced and marketed (collectively, "developed") products in four primary categories: (a) entertainment software (b) interactive music, (c) Internet access and accessories and (d) World Wide Web content.

  Entertainment Software

     During Fiscal 1997, sales of two personal computer entertainment software products made up approximately 61% of the Company's net revenues. The rights to sell these two products, Wheel of Fortune and Jeopardy!, were licensed to the Company under the terms of a license agreement with Sony (the "Sony License"). During Fiscal 1997, the Company attempted to negotiate a new license with Sony, but Sony would not enter into a new license agreement. The Sony License expired on September 1, 1997 (the "Expiration Date"). Under the terms of the Sony License, following the Expiration Date, the Company is not allowed to sell Wheel of Fortune and Jeopardy! other than in connection with liquidating its existing inventory of such products during the 6 month period following the Expiration Date.

     During Fiscal 1997, the Company sold a variety of other personal computer entertainment software products including: The Guided Tour of Multimedia, Lights! Camera! Interaction! and Travis Jett's Real Extreme CD-Room, both based on the America's Funniest Home Videos Television show; Nixon, based upon the Oliver Stone film; and The Crow, based upon the film The Crow. The Company also published and distributed titles featuring household names such as MTV's Beavis and Butthead, CNN, Highlights, the Improv and Playboy.

     On February 24, 1997, the Company entered into an agreement with Inscape, a Delaware general partnership among Home Box Office and corporations owned by Warner Music Group, Inc. ("WMG") and

Nash New Media, Inc., and WMG (collectively, "Inscape"), to purchase certain assets from and assume certain liabilities of Inscape. The purchased assets consisted of all rights, title and interest in twelve existing personal computer game products and seven personal computer game products in development; all rights, title and interest in the Inscape name; certain furniture and equipment; and certain leases and other agreements. The liabilities assumed consisted of accrued compensation costs associated with those Inscape employees offered employment with the Company. In exchange for the Inscape assets, the Company issued to Inscape 948,148 shares of the Company's Series C Stock, which had a stated liquidation value of $3,200,000 but which the Company valued at $2,193,066 due to the restricted nature of the securities.

     On February 26, 1997, the Company entered into an agreement with Trimark Holdings, Inc. and its subsidiary, Trimark Interactive, Inc. ("Trimark"), to purchase certain assets from and assume certain liabilities of Trimark. The purchased assets consisted of all rights, title and interest in seven existing personal computer game products and three personal computer game products in development, related inventories and certain other agreements. The liabilities assumed consisted primarily of liabilities related to the products in development. In exchange for the Trimark assets, the Company issued to Trimark 237,037 shares of the Company's Series C Stock, which had a stated liquidation value of $800,000 but which the Company valued at $548,267 due to the restricted nature of the securities.

  Interactive Music

     The Company was one of the first companies to develop interactive music products. In June 1994, the Company released its initial interactive music product, Prince Interactive, featuring the artist formerly known as Prince. During the fiscal year ended June 30, 1995 ("Fiscal 1995"), the Company released its second interactive music product, Highway 61 Interactive, featuring Bob Dylan. During the fiscal year ended June 30, 1996 ("Fiscal 1996"), the Company did not release any new interactive music products. During Fiscal 1997, the Company released three interactive music products: Willie, based on the work of country western star Willie Nelson; Living Jazz, the first of a proposed series of interactive jazz products to be developed jointly with Herbie Hancock; and Under the Covers, a historical music product which explored the rock scene of the 1960's through the lens of photographer Henry Diltz. The three titles released in Fiscal 1997 had limited financial success due to a lack of retailer and consumer interest.

  Internet Access and Accessories

     During Fiscal 1996, the Company developed an Internet access product named ExpressNet Suite which was a collection of internet software that included Netscape Navigator 2.0, Internet Phone and other third party modules and which linked with Earthlink, Inc. as the Internet service provider. The ExpressNet Suite had limited financial success. During Fiscal 1997, the Company developed a second edition of ExpressNet Suite. In addition, during Fiscal 1997, the Company developed a similar line of Internet access and exploration products under the name SmartNet which linked with Concentric as the Internet service provider. The Internet products released in Fiscal 1997 had little financial success due to the large number of competitive products available, including free promotional programs provided by large Internet access providers to their customers.

  World Wide Web Content

     In April 1996, StarPress acquired WILMA, an Internet site for live music venues, in exchange for an aggregate purchase price of $220,876, consisting of shares of Common Stock of StarPress and a promissory note. StarPress intended to develop WILMA into a "virtual world" where artists, music bands, music fans and other music oriented people could interact and exchange information about music clubs and other secondary concert venues. Additionally, StarPress intended to sell tickets and other products through WILMA. During the second quarter of Fiscal 1997, the Company decided that the large amount of capital projected to be needed by WILMA for its operations made the project unfeasible. During the fourth quarter of Fiscal 1997, the Company entered into an agreement with the founders of WILMA to sell WILMA to such founders in exchange for $5,000.

  Distribution

     The Company used independent distributors to distribute its products to computer and software outlets, music stores, large merchandisers and other retail stores.

  Competition

     The Company's competition in its primary business industry, entertainment software development, can be grouped into four categories: (a) large software developers such as Davidson, Broderbund, Electronic Arts, The Learning Company and GT Interactive Software; (b) small software publisher/developers such as 7th Level and Interplay Productions; (c) large entertainment companies, such as The Walt Disney Company and Sony; and (d) small to medium sized independent publisher developers who specialize in particular niches (the "Niche Category"). The Company is considered to fall in the Niche Category. Companies in the Niche Category typically do not have the capital required to compete with the larger software companies and have less market acceptance because they compete in niche markets and, as a result, are not as well known. In addition, as compared to prior years, market conditions are requiring software developers to produce higher-quality products at a lower cost, and therefore, companies in the Niche Category, which sell a smaller number of products, are making less money on an overall basis. During the calendar year ended December 31, 1996, on an industry-wide basis, more software titles were published than in the previous year and the average revenue per software title decreased. Accordingly, the software market is becoming more competitive for consumer dollars spent on software and less profitable on a per software product basis.

  Research and Development

     During Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company spent $3,703,775, $2,008,614 and $2,032,059, respectively, on expenditures for research and development. The Company's research and development activities primarily are directed towards developing new entertainment software products. The Company believes that success in the entertainment software industry is directly dependent upon the ability to finance research and development costs in an effort to develop new entertainment software products. The Company does not have the financial resources necessary to finance research and development activities in the future.

  Intellectual Property

     The Company relied on copyright and trademark protection and non-disclosure agreements to protect its intellectual property. The Company holds no patents or patent applications in connection with its products. The Company's logo and the name "Graphix Zone" have been registered as service marks with the United States Patent and Trademark Office. The Company claims copyright protection for all of its multimedia and CD-ROM materials. From time to time, the Company licensed from third parties video, audio and related content which it used in the production of software products.

  Significant Customers

     During Fiscal 1997, the Company's sales to Tech Data Corporation and Navarre Corporation represented approximately 26% and 15% of the Company's total net revenues. Since July 1997, the Company's primary software sales related activity has consisted of licensing two interactive pc-games to a game distributor. Because the Company is terminating its software business operations, software sales will terminate in the year ending June 30, 1998 ("Fiscal 1998"), and during Fiscal 1998 the Company does not expect to obtain any new software customers.

EMPLOYEES

     As of September 29, 1997, the Company had one full-time employee.

ITEM 2.  PROPERTIES

     In June 1997, the Company entered into a lease for a 3,000 square foot facility in Santa Ana, California consisting of office and warehouse space. The Company leases the facility from Daimler Commerce Partners, L.P. (the "Partnership"), an affiliated partnership. The general partner of the Partnership is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen and Misako Yuen, as co-trustees of the Thomas Yuen Family Trust (the "Trust"), and the executive officers of Conifer include Mr. and Mrs. Yuen. Mr. and Mrs. Yuen, as co-trustees of the Trust, also beneficially own as of September 29, 1997, 1.4% of the Company's outstanding Common Stock. Until June 1997, Mr. Yuen was a director of the Company. The lease term commenced on June 23, 1997 and can be terminated by the lessor at any time upon 30 days notice. The monthly lease payment under the lease is $2,550, approximately $.85 per square foot, which management believes is below the per square foot market rate for comparable space.

     During Fiscal 1997, the Company leased approximately 17,000 square feet of office, multimedia production, showroom and theater space in two separate buildings in Irvine, California. Both leases expired on June 30, 1997 and were not renewed.

     The Company subleases approximately 12,100 square feet of office space in San Francisco, California, which location formerly was used as the principal executive offices of StarPress. The Company has assigned its sublease to a third party, but remains liable as a guarantor of the sublease, in the event of default by the assignee, until December 1997.

     In management's opinion, the Company's current facilities are adequate for its current level of operations as well as the Company's anticipated level of operations. However, the monthly lease rate for the Company's facility in Santa Ana, California is below market and the lessor has the right to terminate the lease at any time upon 30 days notice. No assurances can be made that the lease for the Santa Ana, California facility will not be terminated or that the lease payment will not be increased. In addition, no assurances can be made that should either of such events occur, the Company will be able to locate a comparable facility at a comparable lease rate.

ITEM 3.  LEGAL PROCEEDINGS

     The Company may from time to time be involved in routine legal matters incidental to its business. In the opinion of management, the resolution of such matters will not have a material adverse effect on its consolidated financial condition or results of operations. Set forth below is a summary of certain material legal proceedings to which the Company and/or any of its subsidiaries is a party.

     The Company and Tunes Network, Inc. (formerly Surf Communications, Inc.) ("Tunes") currently are involved in an arbitration pending in the San Francisco, California office of the American Arbitration Association. The arbitration was instituted in April 1997. The arbitration relates to claims made by Tunes against the Company in the amount of $322,000, plus unspecified additional royalties, interest and attorneys' fees, allegedly owed under an agreement entered into between the Company and Tunes as of November 5, 1996 (the "November 5th Agreement"). The November 5th Agreement relates to services to be performed by Tunes in connection with creating and maintaining an Internet website for the Company. Although the Company cannot predict the likely outcome of this arbitration at this time, management intends to vigorously defend this arbitration and believes that the final outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 1997, the Company solicited the votes of the six holders of its Series B Convertible Preferred Stock (the "Series B Preferred") to amend the Certificate of Designations of the Series B Preferred to establish a $1.00 conversion price floor. For the proposed amendment to become effective, a vote of the holders of (a) the Series B Preferred, voting as a class, and (b) the Common Stock and Series C Preferred Stock, voting together as one class, must be obtained. In light of the Restructuring, the Company has not pursued obtaining this vote. See "Item 1. Business -- Current Status of the Company/Restructuring Plan."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     During Fiscal 1996, the Common Stock of GZ-CA was listed on the Nasdaq ("Nasdaq") SmallCap Market under the symbol "GZON" and the Common Stock of StarPress was quoted on the OTC Electronic Bulletin Board under the symbol "GTBR." During the period beginning July 1, 1996 and continuing through June 19, 1997, the Common Stock was listed on the Nasdaq SmallCap Market under the symbol "GZON." On June 19, 1997, the Common Stock was delisted from the Nasdaq SmallCap Market because the Company no longer complied with the criteria established by Nasdaq for continuation of listing. Following its delisting from the Nasdaq SmallCap Market and continuing through the end of Fiscal 1997, the Common Stock has been quoted on the OTC Electronic Bulletin Board under the symbol "GZON."

     The table below sets forth the range of high and low bid information for the periods indicated as reported by (a) the Nasdaq SmallCap Market with respect to the Company for the first three quarters of Fiscal 1997 and GZ-CA for all four quarters of Fiscal 1996, (b) the OTC Electronic Bulletin Board and the Nasdaq SmallCap Market with respect to the Company for the fourth quarter of Fiscal 1997 and (c) the OTC Electronic Bulletin Board with respect to StarPress for all four quarters of Fiscal 1996. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                   HIGH BID     LOW BID
                                                                   --------     -------
        COMPANY -- FISCAL 1997
          First quarter..........................................  $  6.875     $3.000
          Second quarter.........................................     4.000      1.875
          Third quarter..........................................     3.500      1.500
          Fourth quarter.........................................     1.500      0.031
        GZ-CA FISCAL 1996
          First quarter..........................................  $ 11.750     $4.875
          Second quarter.........................................     8.625      4.375
          Third quarter..........................................     6.750      4.750
          Fourth quarter.........................................     8.000      4.750
        STARPRESS FISCAL 1996
          First quarter..........................................  $  9.375     $3.409
          Second quarter.........................................     7.671      3.146
          Third quarter..........................................     6.392      3.835
          Fourth quarter.........................................     5.966      4.262

HOLDERS

     As of September 29, 1997, there were 166 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock following a philosophy of retaining earnings in order to finance the expansion and development of its business. Currently, the Company is prohibited from making cash dividend payments under the terms of the Amended Loan Agreement, the Company's senior credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," herein and "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 6."

SALES OF UNREGISTERED SECURITIES

     During Fiscal 1997, the Company sold the following unregistered securities, which previously have not been reported in a Quarterly Report on Form 10-Q for the Company, pursuant to exemptions under the Securities Act of 1933, as amended (the "Act"):

     1. On December 12, 1996, the Company issued a warrant to purchase 100,000 shares of Common Stock to Silicon Valley Bank, which the Company believed to be an "accredited investor" as defined in the Act, in exchange for the agreement by Silicon Valley Bank to forbear until December 31, 1997 from taking any legal actions to foreclose on the assets of the Company in connection with the Company's defaults under a loan agreement with Silicon Valley Bank. The warrant may be exercised at a price per share equal to the lowest price at which the Company sells securities in the two equity placements immediately prior to the time of exercise of the warrant. No underwriter was involved in the transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     2. On December 24, 1996, the Company issued 43,542 shares of Common Stock to Cruttenden Roth Incorporated ("Cruttenden") and David J. Hirschhorn (who was not an officer or director of the Company at the time of such issuance), both of which the Company believed to be accredited investors, in exchange for investment banking services, having a value of $130,625 as determined by the Company, performed for the Company. Other than Cruttenden and Mr. Hirschhorn in their capacities as the recipients of the shares of stock, no underwriter was involved in the transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     3. On December 24, 1996, the Company issued 24,348 shares of Common Stock with a fair market value of $70,000 on the date of issuance to Ronald S. Posner, the Company's Chairman of the Board and Chief Executive Officer at the time of issuance, as payment for accrued compensation in the amount of $70,000. No underwriter was involved in the transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     4. On January 31, 1997, the Company entered into a loan agreement in the original principal amount of $3,740,000 (the "Madeleine Loan Agreement") with, and issued a warrant to purchase 300,000 shares of Common Stock to, Madeleine L.L.C. ("Madeleine"), which the Company believed to be an accredited investor. The warrant may be exercised at a price per share equal to the lower of $2.68 per share or the fair market value of the Common Stock which shall be determined based on the average of the last sales prices for the Common Stock over the 7 trading days immediately preceding the date of exercise (the "Fair Market Value Calculation"). No underwriter was involved in the transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     5. On February 3, 1997, the Company issued a convertible promissory note in the original principal amount of $200,000 (the "Note") to Middlefield Ventures, Inc. ("Middlefield"), which the Company believed to be an accredited investor. In connection with the issuance of the Note, the Company issued to Intel Corporation ("Intel"), an affiliate of Middlefield, which the Company believed to be an accredited investor, a warrant (the "Warrant") to purchase 613,718 shares of Common Stock at an exercise price of $3.46 per share. At the option of Middlefield, the Note may be converted into shares of Common Stock under the terms of the Warrant. Pursuant to the terms of the Warrant, shares vest as Middlefield converts amounts under the Note or as Intel provides certain marketing funds to the Company. No underwriter was involved in the transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     6. On March 17, 1997, the Company issued to David J. Hirschhorn, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company, an option to purchase 2,500,000 shares of Common Stock at an exercise price of $2.00 per share. The option was issued to Mr. Hirschhorn in connection with his employment with the Company. The option vests over a period of four years. The option may be exercised as to the vested portions at any time after the date of vesting until the date that is five years from the individual vesting dates. No underwriter was involved in the transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     7. On June 5, 1997, the Company issued to Madeleine a warrant to purchase 25% of the Common Stock of the Company, determined on a fully diluted basis, in connection with amending the Madeleine Loan Agreement to provide for an additional loan in the principal amount of $1,300,000 under the terms of the Madeleine Loan. The warrant may be exercised at a price per share equal to the lowest of (i) $0.2366 per share, (ii) the lower of $1.00 per share or the fair market value (determined based on the Fair Market Value Calculation) of the Common Stock as of the effective date that the Company files a registration statement on Form S-4, or such other form, with the U.S. Securities and Exchange Commission, in connection with a merger or consolidation involving the Company, or (iii) the fair market value (determined based on the Fair Market Value Calculation) of the Common Stock as of the date that the warrant is exercised. No underwriter was involved in the transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     8. During the period from August 1996 to December 1996, in order to attract and retain certain consultants, the Company granted options to purchase 30,000 shares of Common Stock to 6 persons. The options may be exercised at prices ranging from $3.00 to $4.13 share. No underwriter was involved in the transactions. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

     9. During the period from August to October 1996, the Company issued 9,134 shares of Common Stock to 3 individuals/entities which the Company believed to be accredited investors in connection with the exercise of options. The aggregate proceeds paid to the Company in connection with the exercise of the options were $9,243. No underwriter was involved in the transactions. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Act on the basis that they were issued under circumstances not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in connection with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.

                                                          FISCAL YEAR ENDED JUNE 30,
                                                 ---------------------------------------------
                                                   1997      1996      1995      1994    1993
                                                 --------   -------   -------   ------   -----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)
    Statement of Operations Data:
      Net revenues.............................  $  7,709   $ 7,182   $ 2,171   $  244   $  --
      Gross margin.............................     1,713     3,986       333       77      --
      Net loss.................................  $ 16,831   $23,519   $10,916   $2,773   $ 839
                                                 --------   -------   -------   ------   -----
    Per Share Data:
      Net loss.................................  $   1.61   $  5.05   $  7.76   $ 3.15   $3.04
      Weighted average shares outstanding......    11,044     4,661     1,407      881     276
                                                 --------   -------   -------   ------   -----
    Balance Sheet Data:
      Long-term obligations....................  $     51   $   189   $    --   $   --   $  --
      Mandatory Redeemable Series C Preferred
         Stock.................................  $  2,881   $    --   $    --   $   --   $  --
      Working capital (deficit)................  $ (9,133)  $   (20)  $  (277)  $  296   $(696)
      Total Assets.............................     1,752     8,529     3,771    3,852     126
      Shareholders' equity (deficit)...........  $(11,789)  $ 2,049   $   939   $3,039   $(591)

---------------

(1) The Company was formed for the purpose of acquiring GZ-CA and StarPress. On June 28, 1996 (the "Effective Date"), the Company acquired GZ-CA and StarPress in reverse triangular mergers and the companies became wholly-owned subsidiaries of the Company (the "Reorganization"). Upon the consummation of the Reorganization, the stockholder interests in the Company of the former StarPress shareholders were larger than those of the former GZ-CA shareholders, and therefore, StarPress was deemed to be the acquiring entity for financial accounting purposes. Accordingly, the historical financial information presented herein, prior to the Effective Date, is the financial information of StarPress. The historical shares of StarPress presented herein have been adjusted to reflect a .14666 for 1 stock exchange in connection with the Reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT STATUS OF COMPANY

     Until June 1997, the principal business operations of the Company consisted of developing, producing and marketing interactive entertainment and multimedia products for the personal computer industry. During the third quarter of Fiscal 1997, the Company hired a new executive management team to evaluate the current business and operations and financial condition of the Company and, if necessary, restructure the Company (the "Restructuring"). On June 3, 1997, the Board of Directors of the Company adopted the restructuring plan proposed by the management team, which included terminating the Company's existing business operations. By June 24, 1997, the Company had taken steps to cease its principal business operations and had terminated all employees other than Mr. David Hirschhorn, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. On each of July 14, 1997 and August 29, 1997, the Company received a Notice of Default and Demand for Payment from its senior secured lender based on the Company's failure to make certain interest payments when due. As of October 13, 1997, the Company has not paid the past-due amounts and the senior secured lender has not foreclosed on the senior secured loan. Since July 1997, the Company's business activities have consisted of licensing and attempting to enter into licenses for certain of the entertainment software products held in its library, divesting or disposing of its businesses and products related to the personal computer industry, and attempting to restructure its debt obligations, equity structure and business operations. After October 31, 1997, the Company intends to cease its efforts to enter into new licenses for entertainment software products in its library.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's Consolidated Statements of Operations expressed in percentage relationship to, and as compared with, prior periods.

                                                           FISCAL     FISCAL     FISCAL
                                                            1997       1996       1995
                                                           ------     ------     ------
        Net revenues.....................................   100.0%     100.0%     100.0%
        Cost of revenues.................................    77.8       44.5       84.7
                                                           ------     ------     ------
        Gross margin.....................................    22.2       55.5       15.3
        Research and development expense.................    48.0       28.0       93.6
        Sales and marketing expense......................    52.5       41.4      115.0
        General and administrative expense...............    87.6       36.3      144.6
        Restructuring charge.............................    23.3       26.4         --
        Acquired in-process technology...................    21.1      249.7      129.4
                                                           ------     ------     ------
        Operating loss...................................  (210.3)    (326.3)    (467.3)
        Interest expense, net............................     7.7        1.1       35.4
                                                           ------     ------     ------
        Net loss.........................................  (218.3)%   (327.4)%   (502.7)%
                                                           ======     ======     ======

  Net revenues

     Net revenues for Fiscal 1997 increased by $526,854 to $7,708,900 from $7,182,046 in Fiscal 1996. The increase in net revenues of 7.3% from Fiscal 1996 to Fiscal 1997 is primarily due to the Company releasing ten new titles during Fiscal 1997, offset by significantly lower revenues in the fourth quarter of Fiscal 1997 as a result of the Company implementing the Restructuring. Net revenues for Fiscal 1996 increased $5,010,742 to $7,182,046 from $2,171,334 in Fiscal 1995. The increase in net revenues of 230.8% from Fiscal 1995 to Fiscal 1996 is primarily due to the acquisition of StarPress Multimedia, Inc. in June 1995 and the acquisition of certain products from Sony Interactive Entertainment, Inc. in November 1995. Both acquisitions increased the Company's catalog of products and corresponding revenues.

     Approximately 41% of the Company's net revenues for Fiscal 1997 were derived from two customers. During Fiscal 1997, Tech Data Corporation and Navarre Corporation individually accounted for 26% and 15% of net revenues, respectively. Approximately 66% of the Company's net revenues for Fiscal 1996 were derived from three customers. During Fiscal 1996, GT Interactive, Tech Data Corporation and Navarre Corporation individually accounted for 27%, 24% and 15% of net revenues, respectively. Approximately 58% of the Company's net revenues for Fiscal 1995 were derived from three customers. During Fiscal 1995, Tech Data Corporation, Ingram Micro and Kenyon Capital Ltd. individually accounted for 36%, 12% and 10% of net revenues, respectively.

  Gross Margin

     Gross margin as a percentage of net revenues decreased to 22.2% in Fiscal 1997 from 55.5% in Fiscal 1996. The decrease in gross margin percentage is primarily a result of the Company recording several charges to cost of revenues in the third and fourth quarters of Fiscal 1997 related to the decrease in the net realizable value of certain assets of the Company. These charges include write-downs of approximately $1,516,000 for excess and obsolete inventory as well as approximately $771,000 related to prepaid and guaranteed royalties and acquired capitalized software development costs. Gross margin as a percentage of net revenues increased to 55.5% in Fiscal 1996 from 15.3% in Fiscal 1995. The increase in gross margin percentage from Fiscal 1995 to Fiscal 1996 is primarily a result of Fiscal 1995 cost of revenues including approximately $608,000 of amortization and write-offs of product development costs. These charges represented a significantly larger proportional share of net revenues in Fiscal 1995 than similar charges included in Fiscal 1996 cost of revenues.

Additionally, during Fiscal 1996 the Company was able to decrease per unit product costs as it gained experience in the procurement of product components.

  Research and Development Expenses

     Research and development expenses increased by $1,695,161 to $3,703,775 in Fiscal 1997 from $2,008,614 in Fiscal 1996 and represented 48.0% and 28.0% of net revenues in Fiscal 1997 and Fiscal 1996, respectively. The increase in research and development expenses from Fiscal 1996 to Fiscal 1997 is primarily a result of the Company developing ten new titles during Fiscal 1997 as well as assuming on-going development activities in connection with its purchase of assets from Inscape and Trimark. Research and development expenses decreased by $23,445 to $2,008,614 in Fiscal 1996 from $2,032,059 in Fiscal 1995 and represented 28.0% and 93.6% of net revenues in Fiscal 1996 and 1995, respectively. The decrease in research and development expenses as a percentage of net revenues from Fiscal 1995 to Fiscal 1996 is primarily a result of the Company not directly incurring research and development costs and instead shifting all research and development activities to GZ-CA in the third and fourth quarters of Fiscal 1996 in anticipation of the Reorganization. As previously discussed, for financial statement reporting purposes, the expenses incurred by GZ-CA are not reflected in the Company's results of operations for Fiscal 1996.

  Sales and Marketing Expenses

     Selling and marketing expenses during Fiscal 1997 increased to $4,049,633 from $2,973,569 in Fiscal 1996 and $2,498,488 in Fiscal 1995, representing 52.5%, 41.4% and 115.0% of net revenues during such years. The increase in sales and marketing expenses was primarily related to increases in personnel as well as increased participation in cooperative advertising and marketing programs to further penetrate and promote products in traditional and alternative channels. The increase in sales and marketing expenses, as a percentage of net revenues, from Fiscal 1996 to Fiscal 1997 is primarily a result of significantly lower sales in the fourth quarter of Fiscal 1997 as a result of the Company implementing the Restructuring. The decrease in sales and marketing expenses, as a percentage of net revenues, from Fiscal 1995 to Fiscal 1996 was primarily due to significant increases in revenues and only moderate increases in selling and marketing expenses.

  General and Administrative Expenses

     General and administrative expenses increased by $4,142,326 to $6,748,996 in Fiscal 1997 from $2,606,670 in Fiscal 1996. The increase in general and administrative expenses from Fiscal 1996 to Fiscal 1997 is due in part to the Company recording a charge in the third quarter of Fiscal 1997 of approximately $1,253,000 related to impairment of property and equipment, intangible assets and other long term assets and recording in the third and fourth quarters of Fiscal 1997 approximately $1,147,000 of additional bad debt reserves. In addition, the comparative increase is due in part to the curtailment of certain administrative functions and personnel in the third quarter of Fiscal 1996 in anticipation of the Reorganization. General and administrative expenses during Fiscal 1996 decreased to $2,606,670 from $3,139,507 during Fiscal 1995. The decrease is primarily a result of the curtailment of certain administrative functions and decrease in personnel in anticipation of the Reorganization. Additionally, certain recurring administrative costs including facility rents for vacated facilities for the second half of Fiscal 1996 were reserved for and included in the restructuring charge discussed below rather than being included in general and administrative expenses.

     General and administrative expenses increased as a percentage of net revenues to 87.6% in Fiscal 1997 from 36.3% in Fiscal 1996 but decreased from 144.6% of net revenues in Fiscal 1995. The increase as a percentage of net revenues in Fiscal 1997 as compared to Fiscal 1996 is primarily a result of the aforementioned charges recorded in the third and fourth quarters of Fiscal 1997 and significantly lower sales in the fourth quarter of Fiscal 1997 as a result of the Company implementing the Restructuring. The decrease as a percentage of net revenues in Fiscal 1996 compared to Fiscal 1995 is primarily a result of a significant increase in revenues and a moderate decrease in general and administrative expenses resulting from the curtailment of certain administrative functions and personnel in the third quarter of Fiscal 1996 in anticipation of the Reorganization.

  Restructuring Charges

     In June 1997, the Company began implementing the Restructuring. In connection with the Restructuring, the Company recorded a charge of approximately $2,063,000, primarily related to the write-down of property and equipment, goodwill and intangibles related to the Inscape and Trimark asset purchases and severance costs related to terminating all but one of the employees of the Company.

     During the second quarter of Fiscal 1996, in anticipation of the Reorganization, the Company implemented a restructuring plan to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The total estimated cost of the charge to operations during Fiscal 1996 related to such plan was $1,900,000. The charge principally reflects severance costs resulting from a reduction of a significant portion of the Company's work force, write-down of excess furniture and equipment and office facilities and write-offs of assembled work force and goodwill arising from the Company's acquisition of StarPress Multimedia, Inc. in June 1995. During Fiscal 1997, the Company reversed approximately $267,000 of the accrued restructuring charge recorded in Fiscal 1996, primarily related to facility and equipment leases for its San Francisco, California facility, which leases were subsequently sub-leased.

  Acquired in-process technology

     As a result of the Company's acquisition of certain assets from Inscape and Trimark in February 1997, and the acquisitions of GZ-CA in June 1996 and StarPress Multimedia, Inc. in June 1995, the Company wrote-off $1,628,000, $17,935,000 and $2,810,000 of acquired research and development costs in Fiscal 1997, 1996 and 1995, respectively. These costs are considered non-recurring expenses.

  Interest expense

     Interest expense increased $511,910 to $592,966 in Fiscal 1997 from $81,056 in Fiscal 1996. The increase in interest expense is primarily related to the Company's borrowings under the Madeleine Loan Agreement (hereinafter defined). Interest expense decreased $702,451 to $81,056 in Fiscal 1996 from $783,507 in Fiscal 1995. The decrease in interest expense was primarily related to the Company's payment of certain notes payable and conversion of certain debentures and notes payable to Common Stock in the latter part of Fiscal 1995 and first quarter of Fiscal 1996.

NEW ACCOUNTING STANDARDS

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per share amounts must be restated based on the provisions of the new standard. Application of SFAS No. 128 is not expected to have a material impact on the Company's loss per share.

  Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. Reclassification or restatement of comparative financial statements of financial information for earlier periods is required upon adoption of SFAS No. 130. Application of SFAS No. 130 is not expected to have a material impact on the Company's consolidated results of operations or loss per share data as currently reported.

  Disclosure about Segments of an Enterprise

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 131. Application of SFAS No. 131 is not expected to have a material impact on the Company's consolidated results of operations or earnings per share data as currently reported.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity is cash on-hand. At June 30, 1997, the balance of cash and cash equivalents was $726,443, the net working capital deficiency was ($9,133,497) and net stockholders' deficiency was ($11,789,259). At June 30, 1996, the balance of cash and cash equivalents was $1,288,196, the net working capital deficiency was ($19,631) and net shareholders' equity was $2,048,729. The decrease in the balance of cash and cash equivalents from Fiscal 1996 to Fiscal 1997 was primarily due to the use in Fiscal 1997 of cash and cash equivalents to fund operations and make debt payments, as partially offset by net proceeds of $2,355,948 raised by the Company in private placements (described below) and net proceeds of $4,710,000 received from the Amended Loan Agreement (hereinafter defined). Cash used in operating activities during Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $6,331,949, $7,082,940 and $4,979,232, respectively.

     During the period from September 25, 1996 to February 7, 1997, the Company issued 3,025 shares of Series A Convertible Preferred Stock, $.01 par value per share and a stated liquidation value of $1,000 per share (the "Series A Preferred"), at a price of $1,000 per share to a number of accredited investors in a series of private placements. The cash proceeds to the Company from such issuances, net of offering expenses, were $2,355,948. The proceeds from the Company's private placements were used as working capital to fund the development of products and the operations of the Company.

     On January 31, 1997, the Company entered into a loan agreement with Madeleine L.L.C. ("Madeleine") in the principal amount of $3,740,000 with an initial interest rate equal to the prime rate, as announced by Citibank, N.A., plus 4.25% and, commencing on July 31, 1997, increasing to a rate equal to such prime rate plus 6.25% (the "Madeleine Loan Agreement"). The Madeleine Loan Agreement is secured by all of the Company's assets and matures on January 30, 1998. The initial loan proceeds, net of $280,000 of fees to Madeleine, were $3,460,000 and were used to satisfy existing trade debt and royalties and to provide working capital to the Company. The Madeleine Loan Agreement has numerous negative covenants which restrict the ability of the Company to effect certain transactions without Madeleine's written consent. Among those negative covenants is a prohibition on declaring or paying any cash dividends.

     On February 3, 1997, in connection with a production and development agreement entered into with Intel Corporation ("Intel"), the Company entered into a Convertible Promissory Note with Middlefield Ventures, Inc. ("Middlefield"), an affiliate of Intel, in the principal amount of $200,000, bearing interest at the rate of 8% per annum. The Promissory Note matures on February 3, 2000. Commencing on January 1, 1998 and on the first day of each calendar quarter thereafter, the Company must pay one-eighth of the principal amount and all accrued and unpaid interest. The Company expects to repay the Promissory Note in the fiscal year ending June 30, 1998 and, therefore, the Promissory Note is classified as a current liability on the Company's balance sheet as of June 30, 1997. In connection with the Promissory Note, the Company issued to Intel a warrant (the "Intel Warrant") to purchase 613,718 shares of Common Stock at an exercise price of $3.46 per share. Pursuant to the terms of the Intel Warrant, shares subject to the Intel Warrant vest as Middlefield cancels amounts under the Promissory Note or as Intel provides certain marketing funds to the Company.

     On June 5, 1997, the Company entered into an amendment to the Madeleine Loan Agreement which provided for an additional loan in the principal amount of $1,300,000 with the same interest rate and maturity date as the Madeleine Loan Agreement (the "Amendment"). The loan proceeds from the Amendment, net of

$50,000 of fees to Madeleine, were $1,250,000 and are being used to sustain administrative operations as the Company continues to implement the Restructuring. Pursuant to the terms of the Amendment, Madeleine waived certain events of default under the Madeleine Loan Agreement and certain exceptions to the representations and warranties contained in the Madeleine Loan Agreement, which events of default and exceptions were outstanding on June 5, 1997. The Madeleine Loan Agreement and the Amendment are hereafter collectively referred to as the "Amended Loan Agreement." As a condition subsequent to the Amendment, the Company entered into a loan transaction with Mr. David Hirschhorn pursuant to which Mr. Hirschhorn loaned $250,000 to the Company on similar terms as set forth in the Amendment. In connection with such loan, the Company agreed to issue to Mr. Hirschhorn a warrant to purchase shares of Common Stock on terms and conditions to be agreed to between the Company and Mr. Hirschhorn.

     On July 14, 1997, the Company received a Notice of Default and Demand for Payment from Madeleine with respect to the Amended Loan Agreement based upon the Company's failure to make certain interest payments when due. The notice stated that the Company was in default under the terms of the Amended Loan Agreement and demanded that all past due amounts be paid to Madeleine by July 18, 1997. The Company did not pay to Madeleine the past due amounts by July 18, 1997. On August 29, 1997, the Company received a second Notice of Default and Demand for Payment (the "August Notice") from Madeleine. The August Notice stated that in the event that the Company failed to pay all past due amounts by September 5, 1997, Madeleine would exercise its rights to declare all obligations under the Amended Loan Agreement immediately due and payable. The Company did not pay the past due amounts by the September 5, 1997. As of September 29, 1997, Madeleine has not declared the obligations under the Amended Loan Agreement immediately due and payable. The Company currently is negotiating with Madeleine to obtain a waiver of defaults under the Amended Loan Agreement and to amend the terms of the Amended Loan Agreement to extend its term, reduce the interest rate thereof and provide for later payments of amounts thereunder.

     The Company does not have the necessary funds to pay its secured and unsecured debt obligations and, as noted above, is in default under the Amended Loan Agreement as well as in default under various other credit agreements.

     As part of the Restructuring, the Company is in the process of negotiating settlements with all trade creditors and debtors related to its prior business activities pursuant to which the Company would pay to such creditors and debtors $.30 for each $1.00 of debt. The Company is in default under agreements with many of these creditors and debtors. The Company's obligations to such trade creditors and debtors were approximately $6,000,000 as of June 30, 1997. In concert with settlement negotiations, the Company is investigating various sources of capital in an effort to raise funds for the Company to be used to satisfy its existing obligations. In addition, the Company is exploring opportunities to enter different businesses and industries.

     The Company's short-term liquidity is principally contingent on its ability to (a) raise funds through private and/or public debt and equity placements, (b) reach settlements with its trade creditors and debtors, and (c) obtain from Madeleine a waiver of defaults under the Amended Loan Agreement. The Company's immediate liquidity needs include paying existing trade debt and amounts past due under the Amended Loan Agreement and obtaining sufficient working capital to sustain its Restructuring efforts and service the debt payments under the Amended Loan Agreement. Long-term liquidity needs include repayment of borrowings under the Amended Loan Agreement which matures on January 30, 1998, and working capital needs for continuing operations. There can be no assurances that the Company will be able obtain the necessary capital to satisfy its existing debt obligations and continue as a going concern. To the extent that the Company is unable to complete any step of its Restructuring Plan, it is likely that the Company's senior secured lender will foreclose on all of the assets of the Company and pursue the dissolution of the Company.

FORWARD-LOOKING STATEMENTS

     Included in "Item 1. Business," herein, this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements. It is uncertain whether the Company will be able to effect the Restructuring. If the Company does effect the Restructuring and pursues other business interests, the Company may experience significant fluctuations in future operating results due to a number of economic, competitive and other factors. These factors and others could cause operating results to vary significantly from those in prior periods. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in "Item 1. Business -- Risk Factors."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Reports.........................................................   18
Consolidated Balance Sheets as of June 30, 1997 and 1996..............................   20
Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and
  1995................................................................................   21
Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended June
  30, 1997, 1996 and 1995.............................................................   22
Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and
  1995................................................................................   23
Notes to Consolidated Financial Statements............................................   25
Schedule II -- Valuation and Qualifying Accounts......................................  S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Graphix Zone, Inc.:

     We have audited the accompanying consolidated balance sheets of Graphix Zone, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended June 30, 1997 and 1996 as listed in the accompanying index. These consolidated financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Graphix Zone, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 30, 1997 and 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and does not have the necessary funds to pay its secured and unsecured debt obligations. In addition, the Company has received two Notices of Default from its senior secured lender and has taken steps to cease its principal business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 17. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG Peat Marwick LLP

Orange County, California
October 8, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
StarPress, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of StarPress, Inc. (formerly known as Great Bear Technology Incorporated) for the year ended June 30, 1995. Our audit also included the financial statement schedule for the year ended June 30, 1995 listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders' equity and cash flows of StarPress, Inc. for the year ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that StarPress Inc. will continue as a going concern. The Company has incurred operating losses since its inception. This condition raises substantial doubt about its ability to continue as a going concern. In addition, the Company has recorded capitalized product development costs and intangible assets in its consolidated balance sheet at June 30, 1995. The Company must generate substantial revenue and net income in future periods to realize the carrying value of these assets. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                          /s/ Ernst and Young LLP

Walnut Creek, California
August 18, 1995

                               GRAPHIX ZONE, INC.

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1997 AND 1996

                                     ASSETS

                                                                      1997             1996
                                                                  ------------     ------------
Cash and cash equivalents.......................................  $    726,443     $  1,288,196
Accounts receivable, net of allowance for doubtful accounts of
  $1,397,270 in 1997 and $640,194 in 1996.......................       387,707        3,867,268
Inventories.....................................................        34,001          833,700
Deferred loan fees..............................................       238,333               --
Prepaid expenses and other current assets.......................        88,630          281,883
                                                                  ------------     ------------
          Total current assets..................................     1,475,114        6,271,047
Property and equipment, net.....................................       250,000          653,833
Intangible assets, net..........................................            --          850,186
Other assets, net...............................................        26,570          753,619
                                                                  ------------     ------------
                                                                  $  1,751,684     $  8,528,685
                                                                  ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Notes payable...................................................  $  4,561,895     $    750,000
Accounts payable................................................     2,852,819        2,542,806
Accrued royalties...............................................     1,609,730          977,764
Accrued liabilities.............................................     1,509,167        1,159,946
Accrued restructuring charge....................................        75,000          573,461
Deferred revenue................................................            --          286,701
                                                                  ------------     ------------
          Total current liabilities.............................    10,608,611        6,290,678
Other liabilities...............................................        51,147          189,278
                                                                  ------------     ------------
          Total liabilities.....................................    10,659,758        6,479,956
Mandatory Redeemable Series C Convertible Preferred Stock,
  1,300,000 shares authorized, 1,185,185 issued and outstanding
  at June 30, 1997 (Liquidation preference $4,000,000)..........     2,881,185               --
Stockholders' equity (deficiency)
  Preferred stock, $.01 par value, 25,000,000 shares
     authorized -- all classes:
     Series B Convertible Preferred Stock, $.01 par value, 3,500 shares authorized, 2,255 issued and outstanding at June
       30, 1997.................................................     1,585,948               --
  Common stock, $.01 par value, 100,000,000 shares authorized,
     12,745,503 and 10,608,748 issued and outstanding at June
     30, 1997 and 1996, respectively............................       127,455          106,087
  Additional paid-in capital....................................    41,469,405       40,083,684
  Accumulated deficit...........................................   (54,972,067)     (38,141,042)
                                                                  ------------     ------------
          Net stockholders' equity (deficiency).................   (11,789,259)       2,048,729
                                                                  ------------     ------------
Commitments and contingencies...................................
Going concern...................................................
Subsequent events...............................................
                                                                  $  1,751,684     $  8,528,685
                                                                  ============     ============

          See accompanying Notes to Consolidated Financial Statements

                               GRAPHIX ZONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                       1997             1996             1995
                                                   ------------     ------------     ------------
Net revenues.....................................  $  7,708,900     $  7,182,046     $  2,171,334
Cost of revenues.................................     5,995,565        3,195,934        1,838,699
                                                   ------------     ------------     ------------
Gross margin.....................................     1,713,335        3,986,112          332,635
                                                   ------------     ------------     ------------
Operating expenses:
  Research and development.......................     3,703,775        2,008,614        2,032,059
  Sales and marketing............................     4,049,633        2,973,569        2,498,488
  General and administrative.....................     6,748,996        2,606,670        3,139,507
  Restructuring charge...........................     1,795,638        1,900,000               --
  Acquired in-process technology.................     1,628,000       17,934,863        2,810,000
                                                   ------------     ------------     ------------
          Total operating expenses...............    17,926,042       27,423,716       10,480,054
                                                   ------------     ------------     ------------
Operating loss...................................   (16,212,707)     (23,437,604)     (10,147,419)
Interest expense, net............................      (592,966)         (81,056)        (783,507)
Other income (expense), net......................       (25,352)              --           14,529
                                                   ------------     ------------     ------------
Net loss.........................................  $(16,831,025)    $(23,518,660)    $(10,916,397)
                                                   ============     ============     ============
Loss per share of common stock...................  $      (1.61)    $      (5.05)    $      (7.76)
                                                   ============     ============     ============
Weighted average common shares...................    11,043,679        4,661,401        1,406,688
                                                   ============     ============     ============

          See accompanying Notes to Consolidated Financial Statements

                               GRAPHIX ZONE, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                                                      PREFERRED STOCK
                                                                                                ---------------------------
                                                                                                                      SERIES
                                                                           COMMON STOCK              SERIES A         B
                                                                     ------------------------   -------------------   -----
                                                                       SHARES       AMOUNT      SHARES     AMOUNT     SHARES
                                                                     ----------   -----------   ------   ----------   -----
Balance, June 30, 1994.............................................   1,340,942   $ 6,744,939       --   $       --      --
Common Stock issued for acquisition of StarPress Multimedia,
  Inc..............................................................   1,935,539     1,649,682       --           --      --
Common Stock issued in private placement, net......................     381,316     3,081,451       --           --      --
Detachable warrants issued in connection with convertible
  debentures and notes payable.....................................          --     1,059,796       --           --      --
Common Stock issued upon conversion of debentures..................     319,132     2,200,278       --           --      --
Common stock issued upon exercise of warrants......................     301,753        20,575       --           --      --
Common Stock issued for services...................................      43,118       158,500       --           --      --
Stock option compensation..........................................          --       720,351       --           --      --
Notes receivable for purchase of common stock......................          --       (73,782)      --           --      --
Net loss...........................................................          --            --       --           --      --
                                                                     ----------    ----------   ------    ---------   -----
Balance, June 30, 1995.............................................   4,321,800    15,561,790       --           --      --
Common stock issued upon conversion of debentures..................      24,932       195,180       --           --      --
Common stock issued upon exercise of warrants......................      52,995         3,613       --           --      --
Common stock issued upon exercise of options.......................     300,260       134,879       --           --      --
Common stock issued for acquisition of assets......................     172,059       292,852       --           --      --
Stock option compensation..........................................          --       195,682       --           --      --
Common stock issued in satisfaction of obligations.................      85,159        80,000       --           --      --
Common stock issued for services...................................     125,000       618,750       --           --      --
Common stock issued for acquisition of GZ-CA.......................   5,526,543    23,107,025       --           --      --
Issuance of GZ-DE Common Stock                                               --   (40,083,684)      --           --      --
Net loss...........................................................          --            --       --           --      --
                                                                     ----------    ----------   ------    ---------   -----
Balance, June 30, 1996.............................................  10,608,748       106,087       --           --      --
Common stock issued upon exercise of options.......................      52,850           529       --           --      --
Common stock issued for services...................................      67,890           679       --           --      --
Issuance of Series A convertible preferred stock...................          --            --    3,025    2,355,948      --
Exchange of Series A for Series B convertible preferred stock......          --            --   (3,025)  (2,355,948)  3,025
Conversion of Series B preferred stock to common stock.............   2,023,515        20,235       --           --    (770)
Accretion of discount on Series C Convertible Preferred Stock......          --            --       --           --      --
Redemption of common stock from merger dissenters..................      (7,500)          (75)      --           --      --
Common stock warrants issued in connection with notes payable......          --            --       --           --      --
Convertible preferred stock dividends..............................          --            --       --           --      --
Discount on issuance of Series A preferred stock...................          --            --       --     (603,792)     --
Amortization of discount on Series A Convertible Preferred Stock...          --            --       --      603,792      --
Net loss...........................................................          --            --       --           --      --
                                                                     ----------    ----------   ------    ---------   -----
Balance, June 30, 1997.............................................  12,745,503   $   127,455       --   $       --   2,255
                                                                     ==========    ==========   ======    =========   =====


                                                                                                                   NET

                                                                                   ADDITIONAL                  STOCKHOLDERS'

                                                                                    PAID IN      ACCUMULATED      EQUITY

                                                                       AMOUNT       CAPITAL        DEFICIT     (DEFICIENCY)

                                                                     ----------   ------------   -----------   ------------

Balance, June 30, 1994.............................................  $       --   $         --   $(3,705,985)  $  3,038,954

Common Stock issued for acquisition of StarPress Multimedia,
  Inc..............................................................          --             --           --       1,649,682

Common Stock issued in private placement, net......................          --             --           --       3,081,451

Detachable warrants issued in connection with convertible
  debentures and notes payable.....................................          --             --           --       1,059,796

Common Stock issued upon conversion of debentures..................          --             --           --       2,200,278

Common stock issued upon exercise of warrants......................          --             --           --          20,575

Common Stock issued for services...................................          --             --           --         158,500

Stock option compensation..........................................          --             --           --         720,351

Notes receivable for purchase of common stock......................          --             --           --         (73,782)

Net loss...........................................................          --             --   (10,916,397)   (10,916,397)

                                                                      ---------    -----------   -----------    -----------

Balance, June 30, 1995.............................................          --             --   (14,622,382)       939,408

Common stock issued upon conversion of debentures..................          --             --           --         195,180

Common stock issued upon exercise of warrants......................          --             --           --           3,613

Common stock issued upon exercise of options.......................          --             --           --         134,879

Common stock issued for acquisition of assets......................          --             --           --         292,852

Stock option compensation..........................................          --             --           --         195,682

Common stock issued in satisfaction of obligations.................          --             --           --          80,000

Common stock issued for services...................................          --             --           --         618,750

Common stock issued for acquisition of GZ-CA.......................          --             --           --      23,107,025

Issuance of GZ-DE Common Stock                                               --     40,083,684           --              --

Net loss...........................................................          --             --   (23,518,660)   (23,518,660)

                                                                      ---------    -----------   -----------    -----------

Balance, June 30, 1996.............................................          --     40,083,684   (38,141,042)     2,048,729

Common stock issued upon exercise of options.......................          --         13,403           --          13,932

Common stock issued for services...................................          --        199,946           --         200,625

Issuance of Series A convertible preferred stock...................          --             --           --       2,355,948

Exchange of Series A for Series B convertible preferred stock......   2,355,948             --           --              --

Conversion of Series B preferred stock to common stock.............    (770,000)       749,765           --              --

Accretion of discount on Series C Convertible Preferred Stock......          --       (139,852)          --        (139,852)

Redemption of common stock from merger dissenters..................          --        (74,987)          --         (75,062)

Common stock warrants issued in connection with notes payable......          --        809,805           --         809,805

Convertible preferred stock dividends..............................          --       (172,359)          --        (172,359)

Discount on issuance of Series A preferred stock...................          --        603,792           --              --

Amortization of discount on Series A Convertible Preferred Stock...          --       (603,792)          --              --

Net loss...........................................................          --             --   (16,831,025)   (16,831,025)

                                                                      ---------    -----------   -----------    -----------

Balance, June 30, 1997.............................................  $1,585,948   $ 41,469,405   (54,972,067)  $(11,789,259)

                                                                      =========    ===========   ===========    ===========


          See accompanying Notes to Consolidated Financial Statements

                               GRAPHIX ZONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                 1997             1996             1995
                                                             ------------     ------------     ------------
Cash flows from operating activities:
  Net loss.................................................  $(16,831,025)    $(23,518,660)    $(10,916,397)
  Net Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization..........................     1,064,342          349,769           95,067
    Impairment of intangibles and other long-term assets...     1,101,000               --        1,680,046
    Acquired in-process technology.........................     1,628,000       17,934,863        2,810,000
    Provision for sales returns and doubtful accounts......     1,727,000          221,000          398,000
    Provision for inventory reserve........................     1,537,603           90,000               --
    Write-down of excess furniture and equipment...........       252,000               --               --
    Amortization of discount on convertible debentures.....            --               --          579,122
    Stock option and warrant compensation expense..........            --          195,682          853,851
    Restructuring charge...................................     1,795,638        1,900,000               --
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable...........     1,752,561       (3,926,851)        (619,476)
      Decrease (increase) in inventories...................      (737,904)         251,246           (4,447)
      Decrease in prepaid expenses and other current
         assets............................................       208,747          424,507           71,981
      Decrease (increase) in other assets..................       143,149          (59,679)          54,691
      Increase (decrease) in accounts payable..............       310,013         (162,490)        (593,782)
      Increase in accrued royalties........................       631,966          360,857               --
      Increase (decrease) in accrued liabilities...........       199,633         (612,483)         594,842
      Decrease in accrued restructuring....................      (827,961)        (484,031)              --
      Increase (decrease) in deferred revenue..............      (286,701)         (46,670)          17,270
                                                             ------------     ------------     ------------
         Net cash used in operating activities.............    (6,331,949)      (7,082,940)      (4,979,232)
Cash flows from investing activities:
  Purchase of property and equipment.......................      (684,622)         (42,000)        (226,727)
  Proceeds from sale of property and equipment.............            --           97,360               --
  Acquisition of StarPress Multimedia, Inc.................            --               --         (337,000)
  Acquisition of DMT assets................................            --          (20,890)              --
  Net cash acquired from purchase of GZ-CA.................            --        6,854,357               --
                                                             ------------     ------------     ------------
         Net cash provided by (used in) investing
           activities......................................      (684,622)       6,888,827         (563,727)
Cash flows from financing activities:
  Release of restricted cash from escrow...................            --               --          592,700
  Proceeds from convertible notes payable..................            --               --        2,766,537
  Proceeds from notes payable to related parties...........            --               --          300,000
  Payments for redemption of common stock..................       (75,062)              --               --
  Payments on notes payable to related parties.............            --               --         (222,000)
  Proceeds from notes payable..............................     4,910,000               --          265,000
  Payments on notes payable................................      (750,000)        (575,285)        (243,000)
  Proceeds from exercise of stock options..................        13,932          134,879               --
  Proceeds from exercise of warrants.......................            --            3,613           20,575
  Proceeds from convertible preferred stock issuances,
    net....................................................     2,355,948               --               --
  Proceeds from common stock issuances, net................            --               --        3,081,451
                                                             ------------     ------------     ------------
         Net cash provided by (used in) financing
           activities......................................     6,454,818         (436,793)       6,561,263
Net increase (decrease) in cash and cash equivalents.......      (561,753)        (630,906)       1,018,304
Cash and cash equivalents at the beginning of year.........     1,288,196        1,919,102          900,798
                                                             ------------     ------------     ------------
Cash and cash equivalents at end of year...................  $    726,443     $  1,288,196     $  1,919,102
                                                             ============     ============     ============

                                                                     (continued)

                               GRAPHIX ZONE, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                 1997             1996             1995
                                                             ------------     ------------     ------------
Supplemental disclosure of cash flow information:
Cash paid during the year for interest.....................  $    257,664     $     86,635     $    140,251
                                                             ============     ============     ============
Supplemental disclosure of noncash investing and financing
  activities:
  Mandatory redeemable Series C convertible preferred stock
    issued in connection with acquisitions.................  $  2,741,333               --               --
                                                             ============     ============     ============
  Common stock issued in connection with acquisitions and
    services...............................................  $    200,625     $ 24,018,627     $  1,674,682
                                                             ============     ============     ============
  Conversion of convertible debentures and notes payable to
    common stock...........................................  $         --     $    195,180     $  2,200,278
                                                             ============     ============     ============
  Common stock issued in satisfaction of obligations.......  $         --     $     80,000     $         --
                                                             ============     ============     ============
  Preferred stock dividends accrued and not paid...........  $    172,359     $         --     $         --
                                                             ============     ============     ============
  Discount on issuance of preferred stock..................  $    603,792     $         --     $         --
                                                             ============     ============     ============
  Loan fees added to notes payable.........................  $    330,000     $         --     $         --
                                                             ============     ============     ============
  Common stock warrants issued in connection with notes
    payable................................................  $    809,805     $         --     $         --
                                                             ============     ============     ============

          See accompanying Notes to Consolidated Financial Statements

                               GRAPHIX ZONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     Graphix Zone, Inc., a Delaware corporation (the "Company" or "GZ-DE"), was incorporated on January 17, 1996 for the purpose of acquiring GZ Multimedia, Inc. (formerly Graphix Zone, Inc.), a California corporation ("GZ-CA"), and StarPress, Inc., a Colorado corporation ("StarPress"). Both GZ-CA and StarPress were publishers of entertainment-oriented interactive multimedia software. On June 28, 1996, the Company acquired GZ-CA and StarPress in reverse triangular mergers and the companies became wholly-owned subsidiaries of the Company (the "Reorganization"). Following the consummation of the Reorganization, the Company's principal business was developing, producing and marketing CD-ROM and on-line products for the personal computer industry. In addition, the Company operated certain other businesses, including developing and operating WILMA, an Internet site for live music venues and developing and marketing certain Internet access and exploration products.

  HISTORICAL FINANCIAL STATEMENTS

     Upon the consummation of the Reorganization, the stockholder interests in the Company of the former StarPress shareholders were larger than those of the former GZ-CA shareholders, and therefore, StarPress was deemed to be the acquiring entity for financial accounting purposes. Accordingly, the historical financial statements presented herein, prior to the effective date of the Reorganization, are the financial statements of StarPress. The historical shares of StarPress presented therein have been adjusted to reflect a .14666 for 1 stock exchange in connection with the Reorganization. All references to the "Company" prior to June 28, 1996 relate to StarPress.

  CURRENT STATUS OF COMPANY

     In March 1997, the Company hired a new executive management team for the purpose of evaluating the current business and operations and financial condition of the Company and, if necessary, restructuring the Company (the "Restructuring"). The management team performed an in-depth review of the Company's past history of operating losses, current financial condition, current strategic position within the entertainment software industry, competitors in such industry and capital requirements for new product development. In June 1997, based on the results of its review, the management team proposed to the Board of Directors of the Company a restructuring plan (as described below, the "Restructuring Plan") for the Company, which included terminating the Company's existing business operations. On June 3, 1997, the Board of Directors of the Company adopted the Restructuring Plan proposed by the management team.

     The Restructuring Plan adopted by the Board of Directors of the Company consists of the following elements: Business -- Divest or dispose of the Company's existing businesses related to the personal computer industry and explore opportunities to enter into new businesses and industries; Senior Secured Debt -- Renegotiate the terms of the Company's senior secured loan and the related collateral agreements to extend the term of the loan, reduce the interest rate thereof and provide for later payments of amounts due thereunder and to reduce the senior lender's warrant position in the Company; Outstanding Unsecured Debt -- Pay to unsecured creditors $0.30 for each $1.00 of debt outstanding; Outstanding Convertible Preferred Stock -- Exchange outstanding shares of the Company's Series B and Series C Convertible Preferred Stock, each $.01 par value per share (collectively, the "Preferred Stock"), for shares of the Company's common stock, $.01 par value per share ("Common Stock"), at an exchange price of approximately $0.75 per share; and Additional
Capital -- Evaluate alternatives for raising additional funds for the Company.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

     By June 24, 1997, the Company had taken steps to cease its principal business operations and had terminated all employees other than Mr. David Hirschhorn, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company.

     Since July 1997, the Company's business activities have consisted of licensing and attempting to enter into licenses for certain of the entertainment software products held in its library, divesting or disposing of its businesses and products related to the personal computer industry, and attempting to restructure its debt obligations, equity structure and business operations.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GZ-CA and StarPress. All material inter-company balances and transactions have been eliminated in consolidation.

  REVENUE RECOGNITION

     Revenue was recognized from CD-ROM sales upon shipment. The Company granted certain distributors limited rights to exchange merchandise and price protection on unsold merchandise. The Company established a reserve for price adjustments and estimated returns at the time the related revenue was recognized.

  CASH AND CASH EQUIVALENTS

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. Cash equivalents include bank demand deposits and money market funds.

  INVENTORIES

     Inventories are comprised primarily of CD-ROM products and packaging materials and are stated at the lower of cost (first-in, first-out) or market (net realizable value). See Note 8 for a discussion regarding the write-down of inventory.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis over estimated useful lives of two to seven years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. See Note 8 for discussions regarding write-downs of property and equipment.

  SOFTWARE DEVELOPMENT COSTS

     The Company capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software," capitalization of costs began when technological feasibility was established and ended when the product was available for general release to customers. Capitalized software development costs as of June 30, 1996 included amounts capitalized pursuant to the acquisitions described in Note 7.

     Amortization was computed on an individual product basis and was recognized over the greater of the remaining economic lives of each product or the ratio that current gross revenues for a product bore to the total of current and anticipated revenues for that product, commencing when the products became available

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

for general release to customers. Software development costs generally were being amortized over a three-year period. The Company continually assesses the recoverability of software development costs by comparing the carrying value of individual products to their net realizable value.

     The Company incurred amortization expense for software development costs of $85,720, $214,731 and $720,340 in Fiscal 1997, 1996 and 1995, respectively. The
Company wrote-down software development costs of approximately $21,000 in Fiscal 1997 in connection with the Restructuring. See Note 8 for discussions regarding write-downs of software development costs.

  INTANGIBLE ASSETS

     The Company accounted for goodwill and other intangible assets at the lower of amortized cost or fair value. Goodwill represented the excess of purchase price over fair value of net assets acquired. Goodwill and other intangibles are amortized on a straight-line basis over the expected periods to be benefited (generally two to five years). The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life could be recovered through projected non-discounted cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows using a discount rate reflecting the Company's average cost of funds. See Note 8 for discussions of write-downs of goodwill and intangible assets.

  ROYALTY EXPENSE

     Royalty expense was recognized based upon actual net product sales in accordance with the terms of the related royalty agreement. Royalty advances were capitalized and expensed when earned. The Company periodically reviewed the realizability of capitalized royalty advances and wrote-off those advances which it determined might not be realized from future sales. Royalty expenses are included in cost of revenues in the accompanying consolidated statements of operations. See Note 8 for a discussion of write-downs of royalty advances.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     As of June 30, 1997 and 1996, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and accrued royalties approximates fair value due to the short term nature of such instruments. The carrying value of all debt approximates fair value as the related interest rates approximates rates currently available to the Company.

  LONG-LIVED ASSETS

     During Fiscal 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. See Note 8 for a discussion of charges recorded by the Company during Fiscal 1997 in accordance with SFAS No. 121.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

  USE OF ESTIMATES

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

  INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carry-forwards. A valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of expected future taxable income. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the financial statements in the period of enactment.

  STOCK-BASED COMPENSATION

     Effective June 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes the financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB Opinion No. 25"), as SFAS No. 123 permits, and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123 (See Note 9).

  NET LOSS PER SHARE OF COMMON STOCK

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per share amounts must be restated based on the provisions of the new standard. Application of SFAS No. 128 is not expected to have a material impact on the Company's loss per share.

     Net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock outstanding for the year. Dividends declared and discounts on issuances of Preferred Stock increase the net loss for determining net loss per share of Common Stock.

  COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in annual financial statements. Reclassification or restatement of comparative financial statements of financial information for earlier periods is required upon adoption of SFAS No. 130. Application of the SFAS No. 130 is not expected to have a material impact on the Company's consolidated results of operations or loss per share data as currently reported.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

  DISCLOSURES ABOUT SEGMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 131. Application of SFAS No. 131 is not expected to have a material impact on the Company's consolidated results of operations or earnings per share data as currently reported.

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the presentation for Fiscal 1997.

(2) INVENTORIES

     Inventories consisted of the following:

                                                                      JUNE 30,
                                                              ------------------------
                                                                1997           1996
                                                              ---------     ----------
        Finished goods....................................    $  34,001     $  479,747
        Components........................................           --        353,953
                                                                -------       --------
                                                              $  34,001     $  833,700
                                                                =======       ========

     See Note 8 for discussions regarding write-downs of inventory.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                      JUNE 30,
                                                              ------------------------
                                                                1997           1996
                                                              ---------     ----------
        Computer and office equipment.....................    $ 333,000     $  824,474
        Furniture and fixtures............................       15,000        174,760
        Computer software.................................       27,000        101,287
        Equipment held under capital lease obligations....           --        100,575
                                                              ---------      ---------
                                                                375,000      1,201,096
        Accumulated depreciation and amortization.........     (125,000)      (547,263)
                                                              ---------      ---------
                                                              $ 250,000     $  653,833
                                                              =========      =========

     See Note 8 for discussions regarding write-downs of property and equipment.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

(4) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                        JUNE 30,
                                                                  --------------------
                                                                   1997         1996
                                                                  -------     --------
        Assembled work force..................................    $    --     $185,000
        Goodwill..............................................         --      560,186
        Other.................................................         --      105,000
                                                                    -----     --------
                                                                       --      850,186
        Accumulated amortization..............................         --           --
                                                                    -----     --------
                                                                  $    --     $850,186
                                                                    =====     ========

     See Note 8 for discussions regarding write-downs of goodwill and intangible assets.

(5) OTHER ASSETS

     Other assets consist of the following:

                                                                        JUNE 30,
                                                                  --------------------
                                                                   1997         1996
                                                                  -------     --------
        Capitalized software development costs................    $    --     $238,342
        Capitalized warrant valuation (see Note 12)...........         --      312,000
        Other.................................................     26,570      221,477
                                                                  -------     --------
                                                                   26,570      771,819
        Accumulated amortization..............................         --      (18,200)
                                                                  -------     --------
                                                                  $26,570     $753,619
                                                                  =======     ========

     See Note 8 for discussions regarding write-downs of other assets.

(6) NOTES PAYABLE

     On October 27, 1995, the Company borrowed $750,000 under a loan agreement with Silicon Valley Bank. The note bore interest at the bank's prime rate plus 1.5%, was secured by all of the Company's assets, excluding the assets purchased from Sony Interactive Entertainment (see Note 7), and had a maturity date of February 24, 1996. In connection with the loan agreement, the Company issued to Silicon Valley Bank a warrant to purchase 6,160 shares of Common Stock at an exercise price of $8.52 per share. The warrant expires on October 27, 2000. On June 28, 1996, the Company repaid the outstanding principal balance of, and all accrued and unpaid interest under, its existing loan with Silicon Valley Bank and simultaneously entered into a new loan agreement with Silicon Valley Bank for a $750,000 loan bearing interest at the bank's prime rate plus 3%. In connection with the new loan agreement, the Company issued to Silicon Valley Bank a warrant to purchase 20,000 shares of Common Stock at an exercise price of $5.625 per share. The warrant expires on June 26, 2001. In December 1996, in connection with a Forbearance Agreement pursuant to which Silicon Valley Bank agreed to forbear until December 31, 1996 from taking any legal actions to foreclose on the assets of the Company in connection with the Company's defaults under the loan agreement with Silicon Valley Bank, the Company issued to Silicon Valley Bank a warrant to purchase 100,000 shares of Common Stock at an exercise price equal to the lowest price at which the Company sells securities in the two equity placements immediately prior to the time of exercise of the warrant. The warrant expires on December 12, 2001. The fair value of the warrant was deemed immaterial as of the date of issuance. In February 1997, the

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

Company repaid the outstanding principal balance of, and all accrued and unpaid interest under, such loan using proceeds from the private equity placements described in Note 9 below.

     On January 31, 1997, the Company entered into a loan agreement with Madeleine L.L.C., a New York limited liability company ("Madeleine"), in the original principal amount of $3,740,000 with an initial interest rate equal to the prime rate, as announced by Citibank, N.A., plus 4.25% and, commencing on July 31, 1997, increasing to a rate equal to such prime rate plus 6.25% (the "Madeleine Loan Agreement"). The Madeleine Loan Agreement is secured by all of the Company's assets and matures on January 30, 1998. The loan proceeds, net of $280,000 of fees paid to Madeleine, were $3,460,000. The Madeleine Loan Agreement has numerous negative covenants which restrict the ability of the Company to effect certain transactions without Madeleine's written consent. Among these negative covenants is a prohibition on declaring or paying any cash dividends. In connection with the Madeleine Loan Agreement, the Company issued to Madeleine a warrant (the "Madeleine Warrant") to purchase 300,000 shares of Common Stock at an exercise price equal to the lower of $2.68 per share or the fair market value of the Common Stock which shall be determined based on the average of the last sales prices for Common Stock over the 7 trading days immediately preceding the date of exercise (the "Fair Market Value Calculation"). The Madeleine Warrant expires on January 31, 2000. The Company recorded an original issue discount with respect to the Madeleine loan of $93,709 which represents the fair value of the Madeleine Warrant at the time of issuance. The fair value of the Madeleine Warrant is reflected as a reduction to the principal amount of the Madeleine loan and is being amortized over the life of the loan.

     On February 3, 1997, in connection with a production and development agreement entered into with Intel Corporation ("Intel"), the Company entered into a Convertible Promissory Note with Middlefield Ventures, Inc. ("Middlefield"), an affiliate of Intel in the principal amount of $200,000, bearing interest at the rate of 8% per annum. The Promissory Note matures on February 3, 2000. Commencing on January 1, 1998 and on the first day of each calendar quarter thereafter, the Company must pay one-eighth of the principal amount and all accrued and unpaid interest. The Company expects to repay the Promissory Note in the fiscal year ending June 30, 1998 and, therefore, the Promissory Note is classified as a current liability on the Company's balance sheet as of June 30, 1997. In connection with the Promissory Note, the Company issued to Intel a warrant (the "Intel Warrant") to purchase 613,718 shares of Common Stock of the Company at an exercise price of $3.46 per share. Pursuant to the terms of the Intel Warrant, shares subject to the Intel Warrant vest as Middlefield cancels amounts under the Promissory Note or as Intel provides certain marketing funds to the Company. The Company recorded an original issue discount with respect to the Intel Promissory Note of $226,226 which represents the fair value of the Intel Warrant at the time of issuance. The fair value of the Intel Warrant is reflected as a reduction to the principal amount of the Intel Promissory Note and is being amortized over the life of the loan.

     On June 5, 1997, the Company and Madeleine entered into an amendment (the "Amendment") to the Madeleine Loan Agreement which provided for an additional loan in the principal amount of $1,300,000 under the terms of the Madeleine Loan Agreement. The loan proceeds from the Amendment, net of $50,000 of fees paid to Madeleine, were $1,250,000. Pursuant to the terms of the Amendment, Madeleine waived certain events of default under the Madeleine Loan Agreement and certain exceptions to the representatives and warranties contained in the Madeleine Loan Agreement, which events of default and exceptions were outstanding on June 5, 1997. The Madeleine Loan Agreement and the Amendment are hereafter collectively referred to as the "Amended Loan Agreement." In connection with the Amendment, the Company issued to Madeleine a warrant (the "Second Madeleine Warrant") to purchase 25% of the Common Stock of the Company, determined on a fully diluted basis as of June 5, 1997, at an exercise price equal to the lowest of (a) $0.2366 per share, (b) the lower of $1.00 per share or the fair market value (determined based on the Fair Market Value Calculation) of the Common Stock of the Company as of the effective date that the Company files a registration statement on Form S-4, or such other form, with the U.S. Securities and Exchange

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

Commission, in connection with a merger or consolidation involving the Company, or (c) the fair market value (determined based on the Fair Market Value Calculation) of the Common Stock of the Company as of the date the Second Madeleine Warrant is exercised. The Second Madeleine Warrant expires on June 5, 2000. The Company recorded an original issue discount with respect to the loan made in connection with the Amendment of $489,870 which represents the fair value of the Second Madeleine Warrant at the time of issuance. The fair value of the Second Madeleine Warrant is reflected as a reduction to the principal amount of the Madeleine loan and is being amortized over the life of the loan.

     As a condition subsequent to the Amendment, the Company entered into a loan transaction with Mr. David J. Hirschhorn, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company, pursuant to which at October 1997 Mr. Hirschhorn loaned $250,000 to the Company on similar terms as set forth in the Amendment. In connection with such loan, the Company agreed to issue to Mr. Hirschhorn a warrant to purchase shares of Common Stock on terms and conditions to be agreed to between the Company and Mr. Hirschhorn. The Company and Mr. Hirschhorn have not reached an agreement regarding the terms of the warrant.

     On July 14, 1997, the Company received a Notice of Default and Demand for Payment from Madeleine with respect to the Madeleine Loan Agreement based upon the Company's failure to make certain interest payments when due. The notice stated that the Company was in default under the terms of the Madeleine Loan Agreement and demanded that all past due amounts be paid to Madeleine by July 18, 1997. The Company did not pay to Madeleine the past due amounts by the July 18, 1997 deadline. On August 29, 1997, the Company received a second Notice of Default and Demand for Payment (the "August Notice") from Madeleine. The August Notice stated that in the event that the Company failed to pay all past due amounts by September 5, 1997, Madeleine would exercise its rights to declare all obligations under the Amended Loan Agreement immediately due and payable. The Company did not pay the past due amounts by the September 5, 1997. As of October 8, 1997, Madeleine has not declared all obligations under the Amended Loan Agreement immediately due and payable. The Company currently is negotiating with Madeleine to obtain a waiver of defaults under the Amended Loan Agreement and to amend the terms of the Madeleine Loan Agreement to extend its term, reduce the interest rate thereof and provide for later payments of amounts thereunder.

(7) ACQUISITIONS AND TRANSACTIONS

STARPRESS MULTIMEDIA, INC.

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

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

     The total purchase price for StarPress Multimedia, Inc. was $2,011,682 based upon an independent appraisal (including acquisition costs of $362,000). An allocation of the purchase price is as follows:

                                                            ALLOCATION OF      AMORTIZATION
                           DESCRIPTION                      PURCHASE PRICE     (USEFUL LIFE)
        --------------------------------------------------  --------------     -------------
        In-process technology charged to operations.......   $  2,810,000         N/A
        Product development costs.........................        110,000       3 years
        Assembled work force..............................        240,000       3 years
        Goodwill..........................................         31,686       3 years
        Net liabilities assumed...........................     (1,180,004)
                                                              -----------
          Purchase price..................................   $  2,011,682
                                                              ===========

  SONY INTERACTIVE ENTERTAINMENT, INC.

     On November 1, 1995, the Company purchased from Sony Interactive Entertainment, Inc. ("Sony") certain products and other assets which consisted of 14 products currently in distribution or production and related finished goods inventory, prepaid royalties, certain accounts receivable and furniture and equipment. The purchase price for these assets consisted of 136,059 shares of Common Stock valued at $115,965 (which were valued by independent appraisal) and a promissory note with a principal amount of $561,781 which bore interest at the prime rate as quoted by Chemical Bank and which was secured by the assets acquired. The promissory note was paid in full on February 2, 1996. The acquisition was accounted for by the purchase method of accounting.

     The allocation of the purchase price for the Sony assets is as follows:

                                                            ALLOCATION OF      AMORTIZATION
                           DESCRIPTION                      PURCHASE PRICE     (USEFUL LIFE)
        --------------------------------------------------  --------------     -------------
        Prepaid royalties.................................     $311,000           N/A
        Finished goods inventory..........................      132,457         3 years
        Product development costs.........................      125,417         3 years
        Furniture and equipment...........................      100,000         3 years
        Accounts receivable...............................     $  8,872           N/A
                                                               --------
          Purchase price..................................     $677,746
                                                               ========

  DIGITAL MEDIA THEORY, INC.

     On April 22, 1996, the Company entered into an Asset Purchase Agreement with Digital Media Theory, Inc. ("DMT"). The Company purchased from DMT certain assets which consisted of an Internet computer database, equipment contracts and supplies, and rights, title and interest to certain intellectual property. The purchase price for these assets consisted of 36,000 shares of the Company's Common Stock valued at $176,887 and a promissory note for $23,099. Acquisition costs were $20,890. The acquisition was accounted for by the purchase method of accounting.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

     The allocation of the purchase price for the assets of DMT is as follows:

                                                            ALLOCATION OF      AMORTIZATION
                           DESCRIPTION                      PURCHASE PRICE     (USEFUL LIFE)
        --------------------------------------------------  --------------     -------------
        Goodwill..........................................   $    100,876          5 years
        Computer database.................................         75,000          5 years
        Trademarks and covenant not to compete............         30,000        2-5 years
        Furniture and equipment...........................         15,000        3-5 years
                                                                 --------
          Purchase price..................................   $    220,876
                                                                 ========

  GZ-CA

     On June 28, 1996, the Company acquired all of the outstanding shares of capital stock of GZ-CA in exchange for the issuance of 5,526,543 shares of Common Stock to the shareholders of GZ-CA. In connection with the acquisition, the Company also issued 125,000 shares of Common Stock to its investment banker in exchange for services rendered in connection with the acquisition. In addition, the Company assumed all outstanding options and warrants of GZ-CA and such options and warrants became exercisable to purchase shares of Common Stock. The acquisition was accounted for by the purchase method of accounting.

     The total purchase price for the shares of the capital stock of GZ-CA was $23,930,957 (which was determined based upon the fair market value of GZ-CA common stock), including acquisition costs of $823,932. The allocation of the purchase price for the shares of the capital stock of GZ-CA is as follows:

                                                            ALLOCATION OF      AMORTIZATION
                           DESCRIPTION                      PURCHASE PRICE     (USEFUL LIFE)
        --------------------------------------------------  --------------     -------------
        In-process technology charged to operations.......   $ 17,934,863         N/A
        Product development costs.........................         89,390       3 years
        Assembled work force..............................        185,000       3 years
        Goodwill..........................................        459,310       3 years
        Net assets assumed................................      5,262,394         N/A
                                                              -----------
          Purchase price..................................   $ 23,930,957
                                                              ===========

  INSCAPE

     On February 24, 1997, the Company entered into an agreement with Inscape, a Delaware general partnership among Home Box Office and corporations owned by Warner Music Group, Inc. ("WMG") and Nash New Media, Inc., and WMG (collectively, "Inscape"), to purchase certain assets from and assume certain liabilities of Inscape. The purchased assets consisted of all rights, title and interest in twelve existing pc-game products and seven pc-game products under development, all rights, title and interest in the Inscape name, furniture and equipment and certain leases and other agreements. The liabilities assumed consisted of accrued compensation costs associated with those Inscape employees offered employment with the Company.

     The purchase price for the Inscape assets consisted of 948,148 shares of the Company's Series C Convertible Preferred Stock, $.01 par value per share, and a stated liquidation value of $3.375 per share (the "Series C Preferred"). The Series C Preferred is convertible into Common Stock, at the option of the holder, at a conversion price of $3.375 per share and must be redeemed by the Company on February 28, 2000 at $3.375 per share. The holder of the Series C Preferred is entitled to receive dividends of $0.10125 per share per annum which are fully cumulative from date of issuance. Although the stated liquidation value of the shares of the Series C Preferred issued is $3,200,000, the Company determined the fair market value of such

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

shares of Series C Preferred to be $2,193,066 based upon the fair market value of the Common Stock on the date of the transaction, discounted to take into account the restricted nature of the securities.

     The allocation of the purchase price for the Inscape assets is as follows:

                                                          ALLOCATION OF      AMORTIZATION
                          DESCRIPTION                     PURCHASE PRICE     (USEFUL LIFE)
        ------------------------------------------------  --------------     -------------
        In-process technology charged to operations.....    $1,153,000           N/A
        Assembled work force............................       476,000         5 years
        Goodwill........................................       129,723         5 years
        Furniture and equipment.........................       474,066       2 - 5 years
        Assumed liabilities.............................       (39,723)          N/A
                                                            ----------
                  Purchase price........................    $2,193,066
                                                            ==========

     Certain assets acquired from Inscape were written-off in the fourth quarter of Fiscal 1997 in connection with the Restructuring (See Note 8).

  TRIMARK

     On February 26, 1997, the Company entered into an agreement with Trimark Holdings, Inc. and its subsidiary, Trimark Interactive, Inc. ("Trimark"), to purchase certain assets from and assume certain liabilities of Trimark. The purchased assets consisted of all rights, title and interest in seven existing pc-game products and three pc-game products under development, inventories and certain other agreements. The liabilities assumed consisted primarily of liabilities related to pc-game products under development.

     The purchase price for the Trimark assets consisted of 237,037 shares of the Series C Preferred. The Series C Preferred is convertible into Common Stock, at the option of the holder, at a conversion price of $3.375 per share and must be redeemed by the Company on February 28, 2000 at $3.375 per share. The holder of the Series C Preferred is entitled to receive dividends of $0.10125 per share per annum which are fully cumulative from date of issuance. Although the stated liquidation value of the shares of Series C Preferred issued is $800,000, the Company determined the fair market value of the shares of Series C Preferred to be $548,267 based upon the fair market value of the Common Stock on the date of the transaction, discounted to take into account the restricted nature of the securities.

     The allocation of the purchase price for the Trimark assets is as follows:

                                                            ALLOCATION OF      AMORTIZATION
                           DESCRIPTION                      PURCHASE PRICE     (USEFUL LIFE)
        --------------------------------------------------  --------------     -------------
        In-process technology charged to operations.......     $475,000               N/A
        Assembled work force..............................       36,000           5 years
        Goodwill..........................................       37,267           5 years
                                                             ----------
                  Purchase price..........................     $548,267           5 years
                                                             ==========

     Certain assets acquired from Trimark were written off in the fourth quarter of Fiscal 1997 in connection with the Restructuring (See Note 8).

(8) RESTRUCTURING CHARGES

     During the second quarter of Fiscal 1996, the Company adopted a restructuring plan to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs (the "1996 Restructuring Plan"). The 1996 Restructuring Plan included the elimination of the Company's in-house software research and development activities. In connection with the 1996 Restructuring Plan, the Company recorded

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

restructuring charges of $1,950,000, $50,000 of which were reversed in the fourth quarter of Fiscal 1996 due to changes in the underlying estimates. The charges principally reflected severance costs of $777,492 resulting from a reduction of a significant portion of the Company's work force, write-down and disposal of excess furniture and equipment and office facilities of $946,103, and write-offs of assembled work force and goodwill of $226,405 arising from the Company's acquisition of StarPress Multimedia, Inc. in June 1995. At June 30, 1997, none of the accrued restructuring costs related to the 1996 Restructuring Plan remained outstanding. During the first quarter of Fiscal 1997, the Company reversed approximately $267,000 of the accrued restructuring charge recorded in Fiscal 1996, primarily related to facility and equipment leased for its San Francisco, California facility, which leases were subsequently sub-leased.

     In March 1997, the Company hired a new executive management team for the purpose of evaluating the current business and operations and financial condition of the Company and, if necessary, restructuring the Company (the "Restructuring"). The management team performed an in-depth review of the Company's past history of operating losses, current financial condition, current strategic position within the entertainment software industry, competitors in such industry and capital requirements for new product development. In connection with the Company's evaluation of its business and operations and financial condition and in accordance with SFAS 121, in March 1997 the Company evaluated all assets and liabilities to determine impairment, if any. As a result, the Company recorded a charge of approximately $1,221,000 to general and administrative expenses related to property and equipment, intangible assets and other long term assets being impaired during the third quarter of Fiscal 1997. In addition, the Company recorded charges to cost of revenues of approximately $1,000,000 related to the net realizable value of inventory, approximately $321,000 related to the net realizable value of prepaid royalties and acquired capitalized software development costs being impaired and approximately $203,000 of bad debt reserves during the third quarter of Fiscal 1997.

     In June 1997, based on the results of its review, the management team proposed to the Board of Directors of the Company a Restructuring plan for the Company, which included terminating the Company's existing business operations. On June 3, 1997, the Board of Directors adopted the Restructuring plan. By June 24, 1997, the Company had taken steps to cease its principal business operations and had terminated all employees other than Mr. David Hirschhorn, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company.

     In June 1997, in connection with the Restructuring, the Company recorded a charge of approximately $2,063,000 primarily related to the write-down of property and equipment, goodwill and intangibles related to the Inscape and Trimark asset purchases and severance costs related to terminating all but one of the employees of the Company. As of June 30, 1997, the remaining balance in the restructuring accrual is $75,000 and is expected to be paid by December 31, 1997.

     Additionally, as part of the Company's continuing evaluation of its business and operations and financial condition the Company recorded charges to cost of revenues and general and administrative expenses of approximately $966,000 and $976,000, respectively, in the fourth quarter of Fiscal 1997. Charges to cost of revenues primarily relates to the net realizable value of inventory and to the accrual for certain future guaranteed royalties. Charges to general and administrative expenses primarily relate to reserves established for uncollectable accounts receivable.

(9) STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     During the period from September 25, 1996 to February 7, 1997, the Company issued 3,025 shares of Series A Convertible Preferred Stock, $.01 par value per share and a stated liquidation value of $1,000 per share (the "Series A Preferred"), at a price of $1,000 per share to a number of accredited investors in a series

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

of private placements. The cash proceeds to the Company from such issuances, net of offering expenses, was $2,355,948. The Series A Preferred was convertible, at the option of the holders, into shares of Common Stock at a conversion price per share equal to the lower of (a) $3.375 or (b) 80% of the average closing bid price of the Common Stock for the five days immediately prior to the applicable conversion date. In connection with the issuance of the Series A Preferred, the Company recorded a discount of $603,792 to reflect the initial conversion discount feature. The discount was amortized over the 60-day holding period and is reflected in the accompanying Consolidated Statement of Stockholders' equity (deficiency) in Fiscal 1997. The holders of the Series A Preferred were entitled to receive dividends of $80 per share per annum which were fully cumulative from the date of issuance. In addition, the Company issued to such investors warrants to purchase 221,204 shares of Common Stock at an exercise prices of between $4.69 and $5.00 per share (the "Series A Warrants"). The Company determined the value of the Series A Warrants to be immaterial.

     On February 24, 1997, the Company issued 3,025 shares of Series B Convertible Preferred Stock, $.01 par value per share and with a stated liquidation value of $1,000 per share (the "Series B Preferred"), and warrants to purchase 221,204 shares of Common Stock at an exercise price of $5.00 per share (the "Series B Warrants") in exchange for all of the outstanding shares of Series A Preferred and Series A Warrants. The Series B Preferred is convertible, at the option of the holders, into shares of Common Stock at conversion price per share equal to the lower of (a) $3.375 or (b) 80% of the average closing bid price of the Common Stock for the five days immediately prior to the conversion date. The holders of the Series B Preferred are entitled to receive dividends of $80 per share per annum which are fully cumulative from the date of issuance. The Series B Warrants expire on January 31, 2000. During the fourth quarter of Fiscal 1997, certain holders of 770 shares of Series B Preferred converted such shares into 2,023,515 shares of Common Stock. During the period from July 1, 1997 to October 8, 1997, 579 shares of Series B Preferred were converted into 3,433,501 shares of Common Stock.

     In April 1997, the Company solicited the votes of the six holders of its Series B Preferred to amend the Certificate of Designations of the Series B Preferred to establish a $1.00 conversion price floor. For the proposed amendment to become effective, a vote of the holders of the Series B Preferred, voting as a class, and (b) the Common Stock and Series C Preferred Stock, voting together as one class, must be obtained. In light of the Restructuring, the Company has not pursued obtaining this vote.

     On March 5, 1997, the Company issued 1,185,185 shares of Series C Preferred to two accredited investors in connection with two separate acquisitions of certain assets from such investors (see Note 7). The total stated liquidation value of such shares of Series C Preferred was $4,000,000, however, the Company determined that the fair market value of such shares at the time of issuance was $2,741,333 based upon the fair market value of the Common Stock at the time of such issuance of Preferred Stock, discounted to take into account the restricted nature of the Series C Preferred. The shares of Series C Preferred are convertible into shares of Common Stock at the option of the holders, at a conversion price of $3.375 per share and are subject to mandatory redemption by the Company on February 28, 2000 at $3.375 per share. The holders of the Series C Preferred are entitled to receive dividends of $0.10125 per share per annum which are fully cumulative from the date of issuance. In connection with the issuance of the Series C Preferred, the Company recorded a discount of $1,258,667 which is being amortized on a straight line basis through February 28, 2000.

     The Company is negotiating exchange agreements with the holders of shares of Series B Preferred and Series C Preferred pursuant to which all outstanding shares would be converted into shares of Common Stock of the Company at an exchange price of approximately $0.75 per share. The Company has entered into exchange agreements with several, but not all, of the holders of Series B Preferred and has not entered into exchange agreements with the holders of Series C Preferred.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

  COMMON STOCK

     In December 1996, the Company issued (i) 34,375 shares of Common Stock, with a fair market value of $103,125 on the date of issuance, to Cruttenden Roth Incorporated ("Cruttenden"), the Company's investment banker, and (ii) 9,167 shares of Common Stock, with a fair market value of $27,500 on the date of issuance, to David J. Hirschhorn, a managing director of Cruttenden at the time of such issuance and the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company, in connection with investment banking services performed by such parties for the Company related to the Reorganization. In December 1996, the Company issued 24,348 shares of Common Stock with a fair market value of $70,000 on the date of issuance to Ronald S. Posner, the Company's Chairman of the Board and Chief Executive Officer at the time of issuance, as payment for accrued compensation.

  CONVERTIBLE SUBORDINATED DEBENTURES AND BRIDGE LOANS

     During March 1995, the Company raised net proceeds of $2,766,537 (net of offering costs of $165,963) through the issuance of convertible subordinated debentures (the "Debentures") with detachable common stock warrants. The net proceeds of the offering were allocated between the Debentures and the warrants ($1,806,741 and $959,796, respectively) based on their relative fair values. The Debentures bore interest at a rate of 9% per annum and were convertible at a price of $8.52 per share under certain circumstances. As of June 30, 1995, Debentures with a carrying balance of $2,200,278 had been converted into 319,132 shares of Common Stock. On July 31, 1995, the remaining $185,585 of Debentures were converted into 24,932 shares of Common Stock.

     During Fiscal 1995, the Company borrowed $300,000 from certain officers and shareholders of the Company and $265,000 from outside investors. In consideration for such loans, the Company paid interest at a rate of 9% per annum and issued warrants to purchase 25,134 shares of Common Stock with the same terms and conditions as the warrants issued in the Debentures offering. All of the above-described loans were repaid with proceeds from the Debentures offering.

  STOCK WARRANTS

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

     In October 1995, the Company issued a warrant to purchase up to 6,160 shares of Common Stock to a lender ("Lender's Warrant") in connection with a business loan. The exercise price of the Lender's Warrant is $8.52 per share and the Lender's Warrant may be exercised at any time prior to October 27, 2000.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

     In connection with the Reorganization, the Company assumed all outstanding warrants of GZ-CA. The following table summarizes the number of shares of Common Stock issuable upon exercise of such warrants, the exercise price per share of Common Stock and the applicable expiration date:

          SHARES OF         PER SHARE            WARRANT
         COMMON STOCK     EXERCISE PRICE     EXPIRATION DATE
         ------------     --------------     ---------------
             116,667          $ 2.50             5/31/99
             120,000          $ 3.90             6/30/99
              15,000          $ 3.63             6/05/00
             483,135          $4.125             2/02/99
             720,000          $5.125             2/28/01
              20,000          $5.625             6/26/01
           ---------
Total:     1,474,802
           =========

  STOCK OPTIONS

     1996 Stock Option Plan

     The Company's 1996 Stock Option Plan (the "Plan") is administered by a committee of the Board of Directors of the Company (the "Committee") which determines the recipients and terms of options granted under the Plan. All stock option plans of the Company's wholly-owned subsidiaries, GZ-CA and StarPress, have been assumed under the Plan. The Plan provides for the grant of incentive stock options ("ISOs") and non-qualified stock options ("NQOs") for up to 2,500,000 shares of Common Stock. The terms of the Plan require that ISOs granted must have an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant and must be exercised within ten years of the date of grant. The terms of the Plan require that NQOs granted under the Plan must have an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant and must be exercised within five years of the date of grant. The Plan also provides for automatic annual grants of NQOs to each member of the Committee for the purchase of 25,000 shares of Common Stock at an exercise price equal to 100% of the fair market value on the date of grant. NQOs granted to members of the Committee vest as follows: 50% of the shares subject to the NQO vest six months after the date of grant and the remaining 50% of the shares vest twelve months after the date of grant. At June 30, 1997, 934,446 options granted under the Plan were exercisable with a weighted average exercise price of $3.09. At June 30, 1997, there were 394,818 additional shares available for grant under the Plan.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

     The following is a summary of stock option activity under the Plan:

                                                            NUMBER OF     WEIGHTED-AVERAGE
                                                             SHARES        EXERCISE PRICE
                                                            ---------     ----------------
        Outstanding at June 30, 1994......................     66,437           7.37
        Options granted...................................     46,613           2.40
        Options exercised.................................     (1,467)          1.70
        Options canceled..................................    (16,238)          7.24
        Assumed from StarPress Multimedia, Inc. ..........    279,414           0.56
                                                            ---------
        Outstanding at June 30, 1995......................    374,759           1.75
        Options granted...................................    517,710           6.38
        Options exercised.................................   (300,260)          1.37
        Options canceled..................................   (396,647)          4.94
        Assumed from GZ-CA................................    314,050           4.33
                                                            ---------
        Outstanding as of June 30, 1996...................    509,612           5.12
        Options granted...................................  1,270,450           2.88
        Options exercised.................................    (43,716)          0.11
        Options canceled..................................   (262,855)          3.27
                                                            ---------           ----
        Outstanding at June 30, 1997......................  1,473,491           3.01
                                                            =========           ====

     Subsequent to June 30, 1997, as a result of the termination of all but one employee (see Note 8), all options under the Plan have been cancelled.

     During Fiscal 1996, the Company accelerated the vesting period of certain stock options granted to an officer of the Company resulting in a new measurement date of such options. The exercise price of the options was below the fair market value on the date of acceleration. Accordingly, earned compensation of $195,682 was recorded for the difference between the option exercise price and fair market value on the date of acceleration.

  NON-PLAN STOCK OPTIONS

     On March 17, 1997, the Company granted David J. Hirschhorn, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company, a non-Plan NQO to purchase 2,500,000 shares of Common Stock at an exercise price of $2.00 per share (the fair market value of the Common Stock on the date of grant). The option vests over a period of four years. The option may be exercised as to the vested portions at any time after the date of vesting until the date that is five years from the individual vesting dates.

     During Fiscal 1997, the Company granted various non-Plan NQOs to purchase an aggregate of 30,000 shares of Common Stock at exercise prices ranging from $3.00 to $4.13 per share (the fair market value of the Common Stock on the respective date of grant). The options were granted to several consultants and individuals providing assistance to the Company. The options vest at various times and upon certain triggering events, and expire in five years from the date of grant. The Company determined the fair value of the options granted to be immaterial.

     During Fiscal 1995, the Company granted various non-Plan NQOs to purchase an aggregate of 106,679 shares of Common Stock at exercise prices ranging from $3.43 to $4.25 per share (the fair market value of the

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

Common Stock on the respective date of grant). Options for 56,679 shares were granted to certain related parties. The remainder were granted to consultants and other individuals providing assistance to the Company. The options vest at various times until their expiration ten years from the date of grant, subject to acceleration upon the occurrence of certain events.

     Certain directors, officers and consultants of the Company were granted non-Plan NQOs to purchase 121,581 shares of Common Stock during Fiscal 1995. These options vested immediately upon grant at exercise prices ranging form $.007 to $8.52 per share. Compensation expense of $720,351 related to the issuance of these stock options was recorded for the year ended June 30, 1995.

     A summary of the stock option activity for all non-Plan NQOs is as follows:

                                                           NUMBER OF     WEIGHTED AVERAGE
                                                            SHARES        EXERCISE PRICE
                                                           ---------     ----------------
        Outstanding at June 30, 1994.....................    182,988           5.57
        Options granted..................................    121,581           3.25
                                                           ---------           ----

        Outstanding at June 30, 1995.....................    304,569           4.66
        Assumed from GZ-CA...............................    119,179           3.43
                                                           ---------           ----

        Outstanding at June 30, 1996.....................    423,748           4.34
        Options granted..................................  2,530,000           2.02
        Options exercised................................     (9,134)          0.88
        Options canceled.................................     (4,441)          5.06
                                                           ---------           ----

        Outstanding at June 30, 1997.....................  2,940,173           2.34
                                                           =========           ====

     As of June 30, 1997, there were approximately 1,269,490 non-Plan NQOs exercisable with a weighted average exercise price of $2.95.

     The per share weighted-average fair value of options granted during Fiscal 1997 and 1996 was $2.88 and $6.38, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Fiscal 1997 -- risk-free interest rate of 6.50%, volatility of 25% and an expected life of 4 years; Fiscal 1996 -- risk-free interest rate of 6.50%, volatility of 25% and an expected life of 4 years.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                               YEAR ENDED JUNE 30
                                                          -----------------------------
                                                              1997             1996
                                                          ------------     ------------
        Net loss:
          As reported.................................    $(16,831,025)    $(23,518,660)
          Pro forma...................................    $(17,569,606)    $(23,591,052)
        Net loss per share:
          As reported.................................    $      (1.61)    $      (5.05)
          Pro forma...................................    $      (1.68)    $      (5.06)

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

     Pro forma net loss and pro forma net loss per share reflect only options granted in Fiscal 1997 and 1996. The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to July 1, 1995 is not considered.

(10) INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities, are as follows:

                                                                     JUNE 30,
                                                           ----------------------------
                                                               1997            1996
                                                           ------------     -----------
        Deferred tax assets:
          Net operating loss carryforwards.............    $ 13,418,000     $ 6,867,000
          Reserves not currently deductible............       3,117,000         698,000
          Less valuation allowance.....................     (16,535,000)     (7,565,000)
                                                           ------------     ------------
             Total deferred tax assets.................              --              --
                                                           ============     ============
        Deferred tax liability:
          Identified intangible assets.................              --              --
                                                           ============     ============

     The valuation allowance for deferred tax assets as of June 30, 1997 was $16,535,000. The net change in the total valuation allowance for the year ended June 30, 1997 was an increase of $8,970,000.

     Reconciliation of the Federal statutory rate to the Company's effective tax rate is as follows:

                                                                       1997      1996
                                                                       -----     -----
        Federal statutory rate.....................................    (34.0)%   (34.0)%
        State income taxes, net....................................     (3.7)     (6.1)
        Write-off of acquired in-process technology for which no
          tax benefit is recognized................................      9.7      30.6
        Net operating loss carryforward with no tax benefit
          recognized...............................................     28.0       9.5
                                                                        ----      ----
                                                                          --        --
                                                                        ====      ====

     As of June 30, 1997, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $36,484,000 and $16,664,000, respectively, which are available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire over the period from 2005 through 2012. Pursuant to the Reorganization and the conversion of certain shares of Preferred Stock into shares of Common Stock and other equity related transactions, the utilization of the net operating loss carryforwards may be limited due to restrictions imposed under applicable Federal and state tax law due to a change in ownership.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

(11) COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases certain equipment under non-cancelable operating lease agreements which provide for the following minimum annual lease payments:

                                   YEAR ENDING                           OPERATING
                                    JUNE 30,                             LEASES
            ---------------------------------------------------------    -------
              1998...................................................    $24,315
              1999...................................................     11,133
              2000...................................................      1,856
                                                                         -------
            Total minimum lease payments.............................    $37,304
                                                                         =======

     On June 27, 1997, the Company entered into a month-to-month lease for its corporate office and warehouse space with an affiliated party. The monthly lease payment under the lease is $2,550, which management believes is below the market rate for comparable space.

     The Company subleases approximately 12,100 square feet of office space in San Francisco, California, which location formerly was used as the principal executive offices of StarPress. The Company has assigned its sublease to a third party, but remains liable as a guarantor of the sublease, in the event of default by the assignee, until December 1997.

     Total rental expense, including month-to-month rentals, approximated $447,906, $248,000 and $230,000 in Fiscal 1997, 1996 and 1995, respectively.

  ROYALTIES

     The Company entered into agreements with major music production and entertainment companies to produce interactive music, educational and entertainment CD-ROM titles. These agreements obligate the Company to pay royalties, as specified in the agreements, based on the sales of the CD-ROMs and based on certain guarantees. As of June 30, 1997, the Company has accrued all earned royalties and future guarantees.

  LEGAL MATTERS

     The Company is involved with certain legal proceedings and other claims arising in the normal course of business. In the opinion of the Company's management, the liability, if any, resulting from such litigation would not have a material adverse affect on the Company's consolidated financial position or results of operations. Set forth below is a summary of certain material legal proceedings to which the Company and/or any of its subsidiaries is a party.

     The Company and Tunes Network, Inc. (formerly Surf Communications, Inc.) ("Tunes") currently are involved in an arbitration pending in the San Francisco, California office of the American Arbitration Association. The arbitration was instituted in April 1997. The arbitration relates to claims made by Tunes against the Company in the amount of $322,000, plus unspecified additional royalties, interest and attorneys' fees, allegedly owed under an agreement entered into between the Company and Tunes as of November 5, 1996 (the "November 5th Agreement"). The November 5th Agreement relates to services to be performed by Tunes in connection with creating and maintaining an Internet website for the Company. The Company intends to vigorously contest liability for the amounts claimed. Although the Company cannot predict the likely outcome of this arbitration at this time, management intends to vigorously defend this arbitration and believes that the final outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

(12) DISTRIBUTION AGREEMENT

     On March 13, 1996, the Company entered into a distribution agreement (the "GT Agreement") with GT Interactive Software Corp. ("GT"). In connection with the GT Agreement, the Company issued a warrant to GT to purchase up to 800,000 shares of Common Stock at a per share exercise price of $5.125. The Warrant expires on February 28, 2001. As of June 30, 1996, GT had acquired 80,000 shares through partial exercise of such warrant. The Company has agreed that upon receiving a request from GT the Company will register the Common Stock underlying the warrant. At the time of issuance, management estimated that the fair market value of the warrant was $312,000. Such amount was being amortized over the five year life of the GT Agreement. During the third quarter of Fiscal 1997, the Company determined that the GT Agreement would not yield any material future economic benefit to the Company and recorded a charge of $247,000 for the unamortized value of the warrant which amount is included in general and administrative expenses in the accompanying consolidated statements of operations. On July 2, 1997, the Company and GT amended and restated the GT Agreement in connection with settling certain disputes related to payments under the terms of the original agreement.

(13) SIGNIFICANT CUSTOMERS AND EXPORT SALES

     The Company had sales to two major customers: Tech Data Corporation and Navarre Corporation, which represented approximately 26% and 15%, respectively, of Fiscal 1997 revenues. The Company had sales to three major customers: GT Interactive, Tech Data Corporation and Navarre Corporation, which represented approximately 27%, 24% and 15%, respectively, of Fiscal 1996 revenues and 36%, 12% and 10%, respectively, of Fiscal 1995 revenues. At June 30, 1997 and 1996, accounts receivable included approximately $313,000 and $3,134,000, respectively, due from these major customers.

(14) RELATED PARTY TRANSACTIONS

     Certain former officers and major shareholders of the Company were affiliated with companies which provided various shipping, warehousing, consulting, legal and accounting services to the Company. The cost of these services were $47,975 for the year ended June 30, 1995.

     On March 21, 1996, GZ-CA advanced an aggregate of $110,162 to two executive officers and one senior staff member of the Company in order to assist such persons with the exercise of certain vested stock options under the Plan. These advances were secured by promissory notes which bore interest at a rate of 6% per annum and became due on or before termination of employment with the Company. As of June 30, 1996, $94,062 remained outstanding under these promissory notes. During Fiscal 1997, two of the promissory notes were paid off in full. On May 21, 1997, the Company cancelled the third promissory note in connection with a Separation and Settlement Agreement entered into with Ronald
S. Posner with respect to the termination of Mr. Posner's employment as the Co-Chairman of the Board and Chief Executive Officer of the Company. At the time that the Company cancelled Mr. Posner's promissory note, the balance of unpaid principal and accrued and unpaid interest thereunder was approximately $44,000.

     Pursuant to the 1996 Restructuring Plan, on April 2, 1996, the Company entered into an agreement pursuant to which PolarCap, LLC, owned and operated by Douglas D. Cole, a former director and chief executive officer of the Company, acquired 100% equity ownership of Logatronix, Ltd. ("Great Bear -- Bulgaria"), a wholly-owned subsidiary of the Company based in Sofia, Bulgaria, and certain other assets of the Company. The purchase price consisted of a $40,000 promissory note, a contingent payment in the event of the sale or other transfer of any of the Great Bear - Bulgaria stock by PolarCap, LLC, a contingent payment in the event of the collection of certain receivables transferred to PolarCap, LLC in the acquisition, and the assumption by PolarCap, LLC of certain Great Bear -- Bulgaria liabilities.

                               GRAPHIX ZONE, INC.

                          JUNE 30, 1997, 1996 AND 1995

(15) PROFIT SHARING PLAN

     The Company and its wholly-owned subsidiaries maintain a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute from 1% to 15% of their compensation. The Company makes a matching contribution of certain amounts contributed by the employee and may, at its discretion, make additional contributions to the plan, up to a maximum of 15% of the employee's compensation. During Fiscal 1997, the Company made matching contributions in the aggregate amount of $13,137.

(16) JOINT VENTURE

     Under a joint venture agreement with Olivetti Telemedia, the Company is obligated to invest $450,000 in cash and contribute intellectual property valued by the joint venture at $1,000,000. The cash is to be contributed based upon the financial needs of the joint venture, as determined by the joint venture's governing board. On February 26, 1996, the Company received a letter from Olivetti Telemedia requesting that the Company become current on its cash contribution obligations to the joint venture. The parties are currently in negotiations regarding this request. During Fiscal 1996, the Company had accrued and expensed $100,000 of the required contribution of $450,000. The Company does not expect it will be required to contribute material amounts to the joint venture beyond the $100,000 accrued as of June 30, 1997.

(17) GOING CONCERN

     The Company incurred significant losses from operations during Fiscal 1997 and Fiscal 1996, and, as of June 30, 1997, the Company's net working capital deficiency was ($9,133,497). By July 24, 1997, the Company had taken steps to cease its principal business operations. The Company does not have the necessary funds to pay its secured and unsecured debt obligations. The Company is in default under the terms of its senior secured loan and agreements with other creditors and has received two Notices of Default from its senior secured lender. In connection with the Restructuring, the Company is attempting to renegotiate the terms of its senior secured loan, negotiate the payment of $.30 for each $1.00 of unsecured debt, convert outstanding shares of Preferred Stock into shares of Common Stock, and raise operating funds for the Company. However, there can be no assurances that the Company will be able to successfully complete the Restructuring and continue as a going concern. If the Company is unsuccessful in completing the Restructuring, it is likely that Madeleine will foreclose upon all of the assets of the Company and pursue the dissolution of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held on December 16, 1997, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of Fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference, provided however, that the Report of the Compensation Committee on Executive Compensation and the Performance Graph set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" shall not be deemed incorporated by reference in this Report and shall not otherwise be deemed "filed" as part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                        PAGE
                                                                                        ----
(A)(1) FINANCIAL STATEMENTS
             Index to Financial Statements and Financial Statements...................   17
(A)(2) FINANCIAL STATEMENT SCHEDULES
             Schedule II -- Valuation and Qualifying Accounts.........................  S-1

     All other schedules are omitted because they are not required, are not applicable or the information required to be set forth therein is included in the financial statements or in the notes thereto.

(A)(3) EXHIBITS. The Exhibits listed below are filed with this Annual Report on Form 10-K.

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
  2.1      Agreement and Plan of Reorganization dated January 3, 1996 between GZ
           Multimedia, Inc. (formerly Graphix Zone, Inc.), a California corporation
           ("GZ-CA"), and StarPress, Inc., a Colorado corporation ("StarPress"), previously filed with the U.S. Securities and Exchange Commission (the "Commission") as
           Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated March 25,
           1996 (Registration No. 333-2642) (the "Registration Statement"), which is incorporated herein by reference.
  2.2      Restructuring Plan adopted by the Board of Directors of the Company on June 3,
           1997.
  3.1      Certificate of Incorporation of the Company, previously filed with the
           Commission as Exhibit 3.1 to the Registration Statement, which is incorporated herein by reference.
  3.2      Amended and Restated Certificate of Designations of Series A Convertible
           Preferred Stock of the Company, previously filed with the Commission as Exhibit
           3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-28676) (the "September 1996 Quarterly
           Report"), which is incorporated herein by reference.
  3.3      Certificate of Amendment of Amended and Restated Certificate of Designations of
           Series A Convertible Preferred Stock of the Company, previously filed with the
           Commission as Exhibit 3.4 to the Company's September 1996 Quarterly Report,
           which is incorporated herein by reference.
  3.4      Certificate of Amendment of Certificate of Designations of Series A Convertible
           Preferred Stock of the Company.
  3.5      Certificate of Designations of Series B Convertible Preferred Stock of the
           Company, previously filed with the Commission as Exhibit 3.1 to the Company's
           Current Report on Form 8-K dated February 18, 1997, and filed with the
           Commission on March 5, 1997 (File No. 0-28676) (the "March 5th Current Report"),
           which is incorporated herein by reference.
  3.6      Certificate of Designations of Series C Convertible Preferred Stock of the
           Company, previously filed as Exhibit 10.34 to the Company's Current Report on
           Form 8-K dated March 5, 1997, and filed with the Commission on March 20, 1997
           (File No. 0-28676) (the "March 20th Current Report"), which is incorporated herein by reference.
  3.7      Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to the Registration Statement, which is incorporated herein by reference.
  4.1      Registration Rights Agreements dated January 31, 1994 and February 28, 1994 among GZ-CA, Frank Cutler, James Cutler, Jr. and Gregory A. Brown, previously filed with the Commission as an exhibit to GZ-CA's Registration Statement on
           Form SB-2 dated March 15, 1994 or amendment thereto dated May 15, 1994
           (Registration No. 33-76552-LA) (the "1994 Registration Statement"), which is incorporated herein by reference.
  4.2      Form of Registration Rights Agreement dated February 2, 1996 among GZ-CA and each of the investors in the GZ-CA 1996 private placement offering (the "1996
           Private Placement"), previously filed with the Commission as Exhibit 10.16 to the Registration Statement, which is incorporated herein by reference.
  4.3      Registration Rights Agreement dated March 13, 1996 between GZ-CA and GT
           Interactive Software Corp., a Delaware corporation ("GTIS"), previously filed with the Commission as Exhibit 10.7 to the Registration Statement, which is incorporated herein by reference.

Management Contracts and Compensatory Plans or Arrangements

 10.1      Warrant Agreements dated January 31, 1994 and February 28, 1994 between GZ-CA and Frank Cutler, previously filed with the Commission as an exhibit to the 1994
           Registration Statement, which is incorporated herein by reference.

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
 10.2      Non-Qualified Stock Option Agreement dated July 1, 1994 between GZ-CA and Frank
           Cutler, previously filed with the Commission as Exhibit 10.4 to GZ-CA's
           Registration Statement on Form S-8 dated December 6, 1994, and filed with the
           Commission on December 9, 1994, which is incorporated herein by reference.
 10.3      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           John and Anne Aber, previously filed with the Commission as Exhibit 10.20 to
           GZ-CA's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and filed with the Commission on October 5, 1995 (File No. 0-24166) (the "GZ-CA
           1995 Annual Report"), which is incorporated herein by reference.
 10.4      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           John Aber, previously filed with the Commission as Exhibit 10.21 to the GZ-CA
           1995 Annual Report, which is incorporated herein by reference.
 10.5      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           Anne Aber, previously filed with the Commission as Exhibit 10.22 to the GZ-CA
           1995 Annual Report, which is incorporated herein by reference.
 10.6      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           Thomas and Honor Vandeveer, previously filed with the Commission as Exhibit
           10.23 to the GZ-CA 1995 Annual Report, which is incorporated herein by reference.
 10.7      1996 Stock Option Plan of the Company (the "1996 Plan"), previously filed with the Commission as Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.
 10.8      Form of Non-Qualified Stock Option Agreement pertaining to the 1996 Plan, previously filed with the Commission as Exhibit 10.2 to the Registration
           Statement, which is incorporated herein by reference.
 10.9      Form of Incentive Stock Option Agreement pertaining to the 1996 Plan, previously filed with the Commission as Exhibit 10.3 to the Registration Statement, which is incorporated herein by reference.
 10.10     Employment letter dated January 15, 1996 between GZ-CA and Norman H. Block.
 10.11     Separation and Settlement Agreement dated April 18, 1997 between the Company and
           Norman H. Block.
 10.12     Employment Agreement dated June 23, 1995 between StarPress and Ronald S. Posner, previously filed with the Commission as an exhibit to StarPress' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and filed with the
           Commission on September 27, 1995 (the "StarPress 1995 Annual Report"), which is incorporated herein by reference.
 10.13     Promissory Note dated March 21, 1996 in the original principal amount of $41,250 by Ronald S. Posner in favor of the Company.
 10.14     Separation and Settlement Agreement dated May 21, 1997 among the Company, GZ-CA,
           StarPress and Ronald S. Posner.
 10.15     Employment letter dated March 25, 1996 between the Company and Melissa Orr.
 10.16     Amended and Restated Employment Agreement dated October 28, 1996 between the
           Company and Charles R. Cortright, Jr.
 10.17     Employment letter dated February 26, 1997 between the Company and Robert D.
           Shishino, previously filed with the Commission as Exhibit 10.6 to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and filed with the Commission on May 20, 1997 (File No. 0-28676) (the "March 1997
           Quarterly Report"), which is incorporated herein by reference.

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
 10.18     Terms of Employment Agreement between the Company and David J. Hirschhorn.
 10.19     Terms of Stock Option granted by the Company to David J. Hirschhorn.
 10.20     Confidential Settlement Agreement and Mutual General Release dated October 13,
           1997 and effective as of May 30, 1997 among the Company, Charles Cortright and
           Angela Cortright.

                                                               Other Material Contracts
 10.21     Office Building Lease dated October 10, 1990 between GZ-CA and Masaaki & Fumiko
           Nakaoka, as amended, previously filed with the Commission as an exhibit to the
           1994 Registration Statement, which is incorporated herein by reference.
 10.22     Office Building Lease dated September 13, 1994 between GZ-CA and Pan Pacific
           Investments, as amended by First, Second and Third Amendments, previously filed with the Commission as an exhibit to the GZ-CA 1995 Annual Report, which is incorporated herein by reference.
 10.23     Joint Venture Agreement dated March 31, 1995 among StarPress Multimedia, Inc., a
           Delaware corporation ("StarPress Multimedia"), Olivetti Systems and Network
           Holdings N.V., previously filed with the Commission as an exhibit to the
           StarPress 1995 Annual Report, which is incorporated herein by reference.
 10.24     Sublease Agreement dated August 13, 1995 between StarPress and International
           Business Machines Corporation, previously filed with the Commission as an exhibit to the StarPress 1995 Annual Report, which is incorporated herein by reference.
 10.25     Business Loan Agreement dated October 27, 1995 between Silicon Valley Bank and
           StarPress, previously filed with the Commission as an exhibit to StarPress'
           Quarterly Report on Form 10-QSB for the quarterly period ended September 30,
           1995 (the "StarPress September 1995 Quarterly Report"), which is incorporated herein by reference.
 10.26     Business Loan Agreement dated June 26, 1996 between GZ-CA and Silicon Valley
           Bank, previously filed with the Commission as Exhibit 10.28 to the Company's
           Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No.
           0-28676), which is incorporated herein by reference.
 10.27     Warrant to Purchase Stock dated December 12, 1996 between the Company and
           Silicon Valley Bank.
 10.28     Asset Purchase Agreement dated November 1, 1995 between StarPress and Sony
           Interactive Entertainment, Inc., previously filed with the Commission as an exhibit to the StarPress September 1995 Quarterly Report, which is incorporated herein by reference.
 10.29     Form of Warrant Agreement entered into between GZ-CA and each of the investors in the 1996 Private Placement, previously filed with the Commission as Exhibit
           10.17 to the Registration Statement, which is incorporated herein by reference.
 10.30     Distribution Agreement dated March 13, 1996 among GZ-CA, StarPress and GTIS, previously filed with the Commission as Exhibit 10.4 to the Registration
           Statement, which is incorporated herein by reference.
 10.31     Keep-Well Agreement dated March 13, 1996 among the Company, GZ-CA and GTIS, previously filed with the Commission as Exhibit 10.5 to the Registration
           Statement, which is incorporated herein by reference.
 10.32     Common Stock Purchase Warrant dated March 13, 1996 between GZ-CA and GTIS, previously filed with the Commission as Exhibit 10.6 to the Registration
           Statement, which is incorporated herein by reference.

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
 10.33     Loan and Security Agreement dated January 31, 1997 between the Company and
           Madeleine L.L.C., a New York limited liability company ("Madeleine"), previously filed with the Commission as Exhibit 10.1 to the March 1997 Quarterly Report,
           which is incorporated herein by reference.
 10.34     Amendment No. 1 to Loan and Security Agreement dated March 5, 1997 between the
           Company and Madeleine, previously filed with the Commission as Exhibit 10.3 to the March 1997 Quarterly Report, which is incorporated herein by reference.
 10.35     Consent and Amendment Number Two to Loan and Security Agreement dated June 5,
           1997 between the Company and Madeleine.
 10.36     Warrant to Purchase 300,000 Shares of Common Stock dated January 31, 1997 between the Company and Madeleine, previously filed with the Commission as
           Exhibit 10.2 to the March 1997 Quarterly Report, which is incorporated herein by reference.
 10.37     Warrant to Purchase Shares of Common Stock dated June 5, 1997 between the
           Company and Madeleine.
 10.38     Asset Purchase Agreement dated February 24, 1997 among the Company, Inscape and
           Warner Music Group, Inc., previously filed with the Commission as Exhibit 10.32 to the March 20th Current Report, which is incorporated herein by reference.
 10.39     Asset Purchase Agreement dated February 26, 1997 among the Company, Trimark
           Holdings, Inc. and its subsidiary, Trimark Interactive, previously filed with the Commission as Exhibit 10.33 to the March 20th Current Report, which is incorporated herein by reference.
 10.40     Form of StarPress 9% Convertible Subordinated Debentures with Warrant
           Agreements, previously filed with the Commission as an exhibit to StarPress'
           Current Report on Form 8-K dated March 31, 1995, which is incorporated herein by reference.
 10.41     Sub-Lease Agreement dated June 23, 1997 between the Company and Daimler Commerce
           Partners, L.P.
 10.42     Promissory Note dated February 3, 1997 in the original principal amount of
           $200,000 by the Company in favor of Middlefield Ventures, Inc.
 10.43     Warrant to Purchase 613,718 Shares of Common Stock of Graphix Zone, Inc. dated
           February 3, 1997 between the Company and Intel Corporation.
 11        Statement Regarding Computation of Per Share Earnings (Loss).
 21        Subsidiaries of the Registrant.
 23.1      Consent of Ernst & Young LLP, independent auditors.
 23.2      Consent of KPMG Peat Marwick LLP, independent auditors.
 27        Financial Data Schedule.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of Fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAPHIX ZONE, INC.

Date: October 13, 1997                    By:    /s/ DAVID J. HIRSCHHORN
                                            ------------------------------------
                                            David J. Hirschhorn
                                            Chairman of the Board,
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and
                                              Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                    TITLE                    DATE
---------------------------------------------   -----------------------------  -----------------

           /s/ DAVID J. HIRSCHHORN              Director, Chairman of the       October 13, 1997
---------------------------------------------   Board, President, Chief
             David J. Hirschhorn                Executive Officer, Chief
                                                Financial Officer and
                                                Treasurer (Principal
                                                Executive Officer, Principal
                                                Financial Officer and
                                                Principal Accounting Officer)
             /s/ KEVIN P. GENDA                 Director                        October 13, 1997
---------------------------------------------
               Kevin P. Genda

                                                Director
---------------------------------------------
              Ronald S. Posner

                                  SCHEDULE II

                      GRAPHIX ZONE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                        YEAR ENDED JUNE 30,
                                                                     -------------------------
                                                                      1997      1996      1995
                                                                     ------     -----     ----
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance, beginning of year.........................................  $  640     $ 177     $ --
Additions charged to expense.......................................   1,524       384      154
Additions from acquisitions........................................      --        79       23
Deductions, accounts written-off...................................    (767)       --       --
                                                                     ------     -----     ----
Balance, end of year...............................................  $1,397     $ 640     $177
                                                                     ======     =====     ====
ALLOWANCE FOR SALES RETURNS AND DISCOUNTS
Balance, beginning of year.........................................  $  849     $ 501     $ --
Net additions (reductions) charged (credited) to sales.............     203      (163)     244
Additions from acquisitions........................................      --       511      257
                                                                     ------     -----     ----
Balance, end of year...............................................  $1,052     $ 849     $501
                                                                     ======     =====     ====
ALLOWANCE FOR COOPERATIVE ADVERTISING FUNDS
Balance, beginning of year.........................................  $  191     $ 165     $ --
Net additions (reductions) charged (credited) to sales and
  marketing expense................................................     114        26      165
                                                                     ------     -----     ----
Balance, end of year...............................................  $  305     $ 191     $165
                                                                     ======     =====     ====

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
  2.1      Agreement and Plan of Reorganization dated January 3, 1996 between GZ
           Multimedia, Inc. (formerly Graphix Zone, Inc.), a California corporation
           ("GZ-CA"), and StarPress, Inc., a Colorado corporation ("StarPress"), previously filed with the U.S. Securities and Exchange Commission (the "Commission") as
           Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated March 25,
           1996 (Registration No. 333-2642) (the "Registration Statement"), which is incorporated herein by reference.
  2.2      Restructuring Plan adopted by the Board of Directors of the Company on June 3,
           1997.
  3.1      Certificate of Incorporation of the Company, previously filed with the
           Commission as Exhibit 3.1 to the Registration Statement, which is incorporated herein by reference.
  3.2      Amended and Restated Certificate of Designations of Series A Convertible
           Preferred Stock of the Company, previously filed with the Commission as Exhibit
           3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-28676) (the "September 1996 Quarterly
           Report"), which is incorporated herein by reference.
  3.3      Certificate of Amendment of Amended and Restated Certificate of Designations of
           Series A Convertible Preferred Stock of the Company, previously filed with the
           Commission as Exhibit 3.4 to the Company's September 1996 Quarterly Report,
           which is incorporated herein by reference.
  3.4      Certificate of Amendment of Certificate of Designations of Series A Convertible
           Preferred Stock of the Company.
  3.5      Certificate of Designations of Series B Convertible Preferred Stock of the
           Company, previously filed with the Commission as Exhibit 3.1 to the Company's
           Current Report on Form 8-K dated February 18, 1997, and filed with the
           Commission on March 5, 1997 (File No. 0-28676) (the "March 5th Current Report"),
           which is incorporated herein by reference.
  3.6      Certificate of Designations of Series C Convertible Preferred Stock of the
           Company, previously filed as Exhibit 10.34 to the Company's Current Report on
           Form 8-K dated March 5, 1997, and filed with the Commission on March 20, 1997
           (File No. 0-28676) (the "March 20th Current Report"), which is incorporated herein by reference.
  3.7      Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to the Registration Statement, which is incorporated herein by reference.
  4.1      Registration Rights Agreements dated January 31, 1994 and February 28, 1994 among GZ-CA, Frank Cutler, James Cutler, Jr. and Gregory A. Brown, previously filed with the Commission as an exhibit to GZ-CA's Registration Statement on
           Form SB-2 dated March 15, 1994 or amendment thereto dated May 15, 1994
           (Registration No. 33-76552-LA) (the "1994 Registration Statement"), which is incorporated herein by reference.
  4.2      Form of Registration Rights Agreement dated February 2, 1996 among GZ-CA and each of the investors in the GZ-CA 1996 private placement offering (the "1996
           Private Placement"), previously filed with the Commission as Exhibit 10.16 to the Registration Statement, which is incorporated herein by reference.
  4.3      Registration Rights Agreement dated March 13, 1996 between GZ-CA and GT
           Interactive Software Corp., a Delaware corporation ("GTIS"), previously filed with the Commission as Exhibit 10.7 to the Registration Statement, which is incorporated herein by reference.

Management Contracts and Compensatory Plans or Arrangements

 10.1      Warrant Agreements dated January 31, 1994 and February 28, 1994 between GZ-CA and Frank Cutler, previously filed with the Commission as an exhibit to the 1994
           Registration Statement, which is incorporated herein by reference.

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
 10.2      Non-Qualified Stock Option Agreement dated July 1, 1994 between GZ-CA and Frank
           Cutler, previously filed with the Commission as Exhibit 10.4 to GZ-CA's
           Registration Statement on Form S-8 dated December 6, 1994, and filed with the
           Commission on December 9, 1994, which is incorporated herein by reference.
 10.3      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           John and Anne Aber, previously filed with the Commission as Exhibit 10.20 to
           GZ-CA's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and filed with the Commission on October 5, 1995 (File No. 0-24166) (the "GZ-CA
           1995 Annual Report"), which is incorporated herein by reference.
 10.4      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           John Aber, previously filed with the Commission as Exhibit 10.21 to the GZ-CA
           1995 Annual Report, which is incorporated herein by reference.
 10.5      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           Anne Aber, previously filed with the Commission as Exhibit 10.22 to the GZ-CA
           1995 Annual Report, which is incorporated herein by reference.
 10.6      Non-Qualified Stock Option Agreement dated January 26, 1995 between GZ-CA and
           Thomas and Honor Vandeveer, previously filed with the Commission as Exhibit
           10.23 to the GZ-CA 1995 Annual Report, which is incorporated herein by reference.
 10.7      1996 Stock Option Plan of the Company (the "1996 Plan"), previously filed with the Commission as Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.
 10.8      Form of Non-Qualified Stock Option Agreement pertaining to the 1996 Plan, previously filed with the Commission as Exhibit 10.2 to the Registration
           Statement, which is incorporated herein by reference.
 10.9      Form of Incentive Stock Option Agreement pertaining to the 1996 Plan, previously filed with the Commission as Exhibit 10.3 to the Registration Statement, which is incorporated herein by reference.
 10.10     Employment letter dated January 15, 1996 between GZ-CA and Norman H. Block.
 10.11     Separation and Settlement Agreement dated April 18, 1997 between the Company and
           Norman H. Block.
 10.12     Employment Agreement dated June 23, 1995 between StarPress and Ronald S. Posner, previously filed with the Commission as an exhibit to StarPress' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and filed with the
           Commission on September 27, 1995 (the "StarPress 1995 Annual Report"), which is incorporated herein by reference.
 10.13     Promissory Note dated March 21, 1996 in the original principal amount of $41,250 by Ronald S. Posner in favor of the Company.
 10.14     Separation and Settlement Agreement dated May 21, 1997 among the Company, GZ-CA,
           StarPress and Ronald S. Posner.
 10.15     Employment letter dated March 25, 1996 between the Company and Melissa Orr.
 10.16     Amended and Restated Employment Agreement dated October 28, 1996 between the
           Company and Charles R. Cortright, Jr.
 10.17     Employment letter dated February 26, 1997 between the Company and Robert D.
           Shishino, previously filed with the Commission as Exhibit 10.6 to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and filed with the Commission on May 20, 1997 (File No. 0-28676) (the "March 1997
           Quarterly Report"), which is incorporated herein by reference.
 10.18     Terms of Employment Agreement between the Company and David J. Hirschhorn.

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
 10.19     Terms of Stock Option granted by the Company to David J. Hirschhorn
 10.20     Confidential Settlement Agreement and Mutual General Release dated October 13,
           1997 and effective as of May 30, 1997 among the Company, Charles Cortright and
           Angela Cortright.
                                                               Other Material Contracts
 10.21     Office Building Lease dated October 10, 1990 between GZ-CA and Masaaki & Fumiko
           Nakaoka, as amended, previously filed with the Commission as an exhibit to the
           1994 Registration Statement, which is incorporated herein by reference.
 10.22     Office Building Lease dated September 13, 1994 between GZ-CA and Pan Pacific
           Investments, as amended by First, Second and Third Amendments, previously filed with the Commission as an exhibit to the GZ-CA 1995 Annual Report, which is incorporated herein by reference.
 10.23     Joint Venture Agreement dated March 31, 1995 among StarPress Multimedia, Inc., a
           Delaware corporation ("StarPress Multimedia"), Olivetti Systems and Network
           Holdings N.V., previously filed with the Commission as an exhibit to the
           StarPress 1995 Annual Report, which is incorporated herein by reference.
 10.24     Sublease Agreement dated August 13, 1995 between StarPress and International
           Business Machines Corporation, previously filed with the Commission as an exhibit to the StarPress 1995 Annual Report, which is incorporated herein by reference.
 10.25     Business Loan Agreement dated October 27, 1995 between Silicon Valley Bank and
           StarPress, previously filed with the Commission as an exhibit to StarPress'
           Quarterly Report on Form 10-QSB for the quarterly period ended September 30,
           1995 (the "StarPress September 1995 Quarterly Report"), which is incorporated herein by reference.
 10.26     Business Loan Agreement dated June 26, 1996 between GZ-CA and Silicon Valley
           Bank, previously filed with the Commission as Exhibit 10.28 to the Company's
           Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No.
           0-28676), which is incorporated herein by reference.
 10.27     Warrant to Purchase Stock dated December 12, 1996 between the Company and
           Silicon Valley Bank.
 10.28     Asset Purchase Agreement dated November 1, 1995 between StarPress and Sony
           Interactive Entertainment, Inc., previously filed with the Commission as an exhibit to the StarPress September 1995 Quarterly Report, which is incorporated herein by reference.
 10.29     Form of Warrant Agreement entered into between GZ-CA and each of the investors in the 1996 Private Placement, previously filed with the Commission as Exhibit
           10.17 to the Registration Statement, which is incorporated herein by reference.
 10.30     Distribution Agreement dated March 13, 1996 among GZ-CA, StarPress and GTIS, previously filed with the Commission as Exhibit 10.4 to the Registration
           Statement, which is incorporated herein by reference.
 10.31     Keep-Well Agreement dated March 13, 1996 among the Company, GZ-CA and GTIS, previously filed with the Commission as Exhibit 10.5 to the Registration
           Statement, which is incorporated herein by reference.
 10.32     Common Stock Purchase Warrant dated March 13, 1996 between GZ-CA and GTIS, previously filed with the Commission as Exhibit 10.6 to the Registration
           Statement, which is incorporated herein by reference.
 10.33     Loan and Security Agreement dated January 31, 1997 between the Company and
           Madeleine L.L.C., a New York limited liability company ("Madeleine"), previously filed with the Commission as Exhibit 10.1 to the March 1997 Quarterly Report,
           which is incorporated herein by reference.

EXHIBIT
NUMBER                                       DESCRIPTION
-------    --------------------------------------------------------------------------------
 10.34     Amendment No. 1 to Loan and Security Agreement dated March 5, 1997 between the
           Company and Madeleine, previously filed with the Commission as Exhibit 10.3 to the March 1997 Quarterly Report, which is incorporated herein by reference.
 10.35     Consent and Amendment Number Two to Loan and Security Agreement dated June 5,
           1997 between the Company and Madeleine.
 10.36     Warrant to Purchase 300,000 Shares of Common Stock dated January 31, 1997 between the Company and Madeleine, previously filed with the Commission as
           Exhibit 10.2 to the March 1997 Quarterly Report, which is incorporated herein by reference.
 10.37     Warrant to Purchase Shares of Common Stock dated June 5, 1997 between the
           Company and Madeleine.
 10.38     Asset Purchase Agreement dated February 24, 1997 among the Company, Inscape and
           Warner Music Group, Inc., previously filed with the Commission as Exhibit 10.32 to the March 20th Current Report, which is incorporated herein by reference.
 10.39     Asset Purchase Agreement dated February 26, 1997 among the Company, Trimark
           Holdings, Inc. and its subsidiary, Trimark Interactive, previously filed with the Commission as Exhibit 10.33 to the March 20th Current Report, which is incorporated herein by reference.
 10.40     Form of StarPress 9% Convertible Subordinated Debentures with Warrant
           Agreements, previously filed with the Commission as an exhibit to StarPress'
           Current Report on Form 8-K dated March 31, 1995, which is incorporated herein by reference.
 10.41     Sub-Lease Agreement dated June 23, 1997 between the Company and Daimler Commerce
           Partners, L.P. .
 10.42     Promissory Note dated February 3, 1997 in the original principal amount of
           $200,000 by the Company in favor of Middlefield Ventures, Inc.
 10.43     Warrant to Purchase 613,718 Shares of Common Stock of Graphix Zone, Inc. dated
           February 3, 1997 between the Company and Intel Corporation.
 11        Statement Regarding Computation of Per Share Earnings (Loss).
 21        Subsidiaries of the Registrant.
 23.1      Consent of Ernst & Young LLP, independent auditors.
 23.2      Consent of KPMG Peat Marwick LLP, independent auditors.
 27        Financial Data Schedule.