Form 10-Q
period 1997-09-30
GRAPHIX ZONE INC /DE/
filed 1997-11-19
CIK 1015446

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                                 Not Applicable

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 17, 1997, 16,179,003 shares of the issuer's only class of common stock, $.01 par value per share, were outstanding.

                               GRAPHIX ZONE, INC.

                               INDEX TO FORM 10-Q

                                                                                         Page
                                                                                         ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            September 30, 1997 and June 30, 1997......................................     3

            Consolidated Statements of Operations -
            Three months ended September 30, 1997 and 1996............................     4

            Consolidated Statements of Cash Flows -
            Three months ended September 30, 1997 and 1996............................     5

            Notes to Interim Unaudited Consolidated Financial Statements .............     6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................     9

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk ........................................................    12

PART II     OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities...........................................    13

Item 5.     Other Information.........................................................    13

Item 6.     Exhibits and Reports on Form 8-K..........................................    14

SIGNATURES............................................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               GRAPHIX ZONE, INC.

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                   (Unaudited)


                                                                 September 30,        June 30,
                                                                     1997               1997
                                                                 -------------      ------------
                                     Assets
Cash and cash equivalents                                        $    440,865       $    726,443
Accounts receivable, net                                              224,180            387,707
Inventories                                                                --             34,001
Other current assets                                                  355,860            326,963
                                                                 ------------       ------------
        Total current assets                                        1,020,904          1,475,114

Property and equipment, net                                           217,470            250,000
Intangibles, net                                                           --                 --
Other assets, net                                                      23,081             26,570
                                                                 ------------       ------------
        TOTAL ASSETS                                             $  1,261,455       $  1,751,684
                                                                 ============       ============

                       Liabilities and Stockholders' Equity (Deficiency)

Notes payable                                                    $  4,787,875       $  4,561,895
Accounts payable                                                    2,709,817          2,852,819
Accrued royalties                                                   1,409,730          1,609,730
Accrued liabilities                                                 1,509,500          1,509,167
Accrued restructuring charge                                               --             75,000
Deferred revenue                                                           --                 --
                                                                 ------------       ------------
        Total current liabilities                                  10,416,923         10,608,611

Other liabilities                                                      51,147             51,147
                                                                 ------------       ------------
        Total liabilities                                          10,468,070         10,659,758

Mandatory Redeemable Series C Convertible Preferred Stock,
  1,300,000 shares authorized, 1,185,185 issued and
  outstanding at September 30, 1997 and June 30, 1997,
  (Liquidation preference $4,000,000)                               2,986,074          2,881,185

Stockholders' equity (deficiency)

  Preferred stock, $.01 par value, 25,000,000 shares
    authorized-all classes:
      Series B Convertible Preferred Stock, $.01 par value,
        3,500 shares authorized, 1,806 and 2,225 issued
        and outstanding at September 30,
        1997 and June 30, 1997, respectively                        1,136,948          1,585,948

  Common stock, $.01 par value, 100,000,000 shares
    authorized, 15,929,004 and 12,745,503 issued and
    outstanding at September 30, 1997
    and June 30, 1997, respectively                                   159,290            127,455

  Additional paid-in capital                                       41,781,040         41,469,405
  Accumulated deficit                                             (55,269,967)       (54,972,067)
                                                                 ------------       ------------
        Net stockholders' equity (deficiency)                     (12,192,689)       (11,789,259)
                                                                 ------------       ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  1,261,455       $  1,751,684
                                                                 ============       ============



                 See accompanying notes to financial statements

                               GRAPHIX ZONE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                               September 30,        September 30,
                                                   1997                 1996
                                               -------------        -------------
Net revenues                                   $    675,466         $  3,455,135

Cost of revenues                                     54,001              871,820
                                               ------------         ------------

Gross margin                                        621,465            2,583,315
                                               ------------         ------------

Operating expenses:
     Research and development                        76,617              843,903
     Sales and marketing                             11,167              919,452
     General and administrative                     256,408              747,052
     Restructuring charge                                --             (263,831)
                                               ------------         ------------
         Total operating expenses                   344,192            2,246,576

Operating income (loss)                             277,273              336,739

Interest expense, net                              (187,707)             (33,901)
Other income (expenses), net                       (387,466)                  --
                                               ------------         ------------
Net income (loss)                              $   (297,900)        $    302,838
                                               ============         ============

Income (loss) per share of common stock        $      (0.02)        $       0.03
                                               ============         ============

Weighted average common shares                   14,560,676           10,617,968
                                               ============         ============



                 See accompanying notes to financial statements

                               GRAPHIX ZONE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                                            September 30,    September 30,
                                                                                1997             1996
                                                                            -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                                        $(297,900)      $   302,838
     Additions for non-cash interest                                             50,984                --
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                        26,997           228,937
            Provision for sales returns and doubtful accounts                        --          (229,678)
            Amortization of discount on convertible debentures                       --                --
            Amortization of discount on mandatory redeemable preferred          104,889                --
            Stock option and warrant compensation expense                            --                --
            Change in operating assets and liabilities:
                Decrease (increase) in accounts receivable                      163,527          (717,810)
                Decrease (increase) in inventories                               34,001           (56,349)
                Increase in other current assets                                (28,897)         (106,147)
                Increase (decrease) in other assets                               3,489            40,697
                Decrease in accounts payable                                   (143,002)         (228,326)
                Increase (decrease) in accrued royalties                       (200,000)          409,702
                Decrease in accrued liabilities                                     333          (297,256)
                Decrease in accrued restructuring charge                             --          (451,143)
                Decrease in deferred revenue                                         --          (114,225)
                Decrease in other liabilities                                        --          (117,241)
                                                                              ---------       -----------
                         Net cash used in operating activities                 (285,578)       (1,336,001)

Cash flows from investing activities:
     Purchase of property and equipment                                              --          (126,020)
                                                                              ---------       -----------
                         Net cash used in investing activities                       --          (126,020)

Cash flows from financing activities:
     Payments for redemption of stock                                                --           (75,062)
     Payments on notes payable                                                       --                --
     Proceeds from notes payable                                                     --                --
     Proceeds from exercise of stock options and warrants                            --            10,297
     Proceeds from preferred stock issuances, net                                    --           939,950
                                                                              ---------       -----------
                         Net cash provided by financing activities                   --           875,185

Net Decrease in cash                                                           (285,578)         (586,836)
Cash and cash equivalents at beginning of period                                726,443         1,288,196
                                                                              ---------       -----------
Cash and cash equivalents at end of period                                    $ 440,865       $   701,360
                                                                              =========       ===========

Supplemental disclosure of cash flow information
     Cash paid during period for interest                                     $      --       $    73,028



                 See accompanying notes to financial statements

                               GRAPHIX ZONE, INC.

                     NOTES TO INTERIM UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

(1)     GENERAL INFORMATION AND CURRENT STATUS OF COMPANY

    ORGANIZATION

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

    RECENT DEVELOPMENTS AND CURRENT STATUS OF COMPANY

        In March 1997, the Company hired a new executive management team for the purpose of evaluating the current business and operations and financial condition of the Company and, if necessary, restructuring the Company. The management team performed an in-depth review of the Company's past history of operating losses, current financial condition, current strategic position within the entertainment software industry, competitors in such industry and capital requirements for new product development. In June 1997, based on the results of its review, the management team proposed to the Board of Directors of the Company a restructuring plan (as described below, the "Restructuring Plan") for the Company, which included terminating the Company's existing business operations. On June 3, 1997, the Board of Directors of the Company adopted the Restructuring Plan proposed by the management team.

        The Restructuring Plan adopted by the Board of Directors of the Company consists of the following elements: Business -- Divest or dispose of the Company's existing businesses related to the personal computer industry and explore opportunities to enter into new businesses and industries; Senior Secured Debt -- Renegotiate the terms of the Company's senior secured loan and the related collateral agreements to extend the term of the loan, reduce the interest rate thereof and provide for later payments of amounts due thereunder and to reduce the senior lender's warrant position in the Company; Outstanding Unsecured Debt -- Pay to unsecured creditors $.30 for each $1.00 of debt outstanding; Outstanding Convertible Preferred Stock -- Exchange outstanding shares of the Company's Series B and Series C Convertible Preferred Stock, each $.01 par value per share (collectively, the "Preferred Stock"), for shares of the Company's common stock, $.01 par value per share ("Common Stock"), at an exchange price of

                     NOTES TO INTERIM UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

approximately $0.75 per share; and Additional Capital -- Evaluate alternatives for raising additional funds for the Company.

        By June 24, 1997, the Company had taken steps to cease its principal business operations and had terminated all employees other than Mr. David Hirschhorn, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. Since July 1997, the Company's business activities have consisted of licensing and attempting to enter into licenses for certain of the entertainment software products held in its library, divesting or disposing of its businesses and products related to the personal computer industry and attempting to restructure its debt obligations, equity structure and business operations. As of November 18, 1997, the Company has no operating business. Management continues to attempt to restructure its debt obligations and equity structure, raise additional capital and position the Company to take advantage of potential business opportunities.

        On each of July 14, 1997 and August 29, 1997, the Company received from its senior secured lender, Madeleine, LLC, a New York limited liability company ("Madeleine"), a Notice of Default and Demand for Payment based on the Company's failure to make certain interest payments when due. As of November 18, 1997, the Company has not paid the past-due amounts owing under the senior secured loan and Madeleine has not foreclosed on the senior secured loan. As of November
18, 1997, the outstanding principal balance under the senior secured loan is $5,382,158 and accrued and unpaid interest is $50,458.

        The Company has attempted to negotiate a settlement with its unsecured creditors pursuant to which the Company would pay to such creditors $0.30 for each $1.00 of debt outstanding provided that it raised the capital needed to pay such amounts. Preliminary discussions with the creditors seemed to indicate that most of the creditors would agree to such terms. However, as of November 18, 1997, the Company has not been successful in entering into settlement agreements with the majority of its unsecured creditors. In addition, the Company has attempted to negotiate the conversion of its outstanding shares of Series B and Series C Convertible Preferred Stock into shares of Common Stock. As of November 18, 1997, certain of the holders of Series B Convertible Preferred Stock and all of the holders of Series C Convertible Preferred Stock have not agreed to convert their shares.

        The Company is depleting its cash reserves and is in critical need of an immediate capital infusion. The capital is required for three primary purposes:
(i) to pay past-due amounts currently outstanding under the Company's senior secured loan with Madeleine, (ii) to fund the proposed settlements being negotiated with unsecured creditors and to repay the principal amount of its senior secured loan which becomes due on January 30, 1998 and (iii) to pursue future business opportunities that have been presented to the Company. The Company requires a minimum of $3.0 million in new capital to complete its Restructuring Plan. The Company has contacted numerous current stockholders, investment banks, investment funds and other organizations that specialize in investing in turn-around situations in an effort to raise capital. As of November 18, 1997, the Company has not been able to obtain the minimum $3.0 million of funds required to complete the Company's restructuring.

                     NOTES TO INTERIM UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

(2)     BASIS OF PRESENTATION

        The interim unaudited consolidated financial statements included herein have been prepared by the Company in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Results for the three month period ended September 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending June 30, 1998. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(3)     GOING CONCERN

        The Company has incurred significant losses since its inception, and, as of September 30, 1997, the Company's net working capital deficiency was ($9,396,019). By June 24, 1997, the Company had taken steps to cease its principal business operations. As of November 18, 1997, the Company has ceased all business operations. The Company does not have the necessary funds to pay its secured and unsecured debt obligations. The Company is in default under the terms of its senior secured loan and agreements with other creditors and has received two Notices of Default and Demand for Payment from its senior secured lender. In connection with its Restructuring Plan, the Company is attempting to renegotiate the terms of its senior secured loan, negotiate the payment of $.30 for each $1.00 of unsecured debt, convert outstanding shares of Preferred Stock into shares of Common Stock, and raise operating funds for the Company. However, the Company has not been successful in negotiating agreements with such parties or raising operating funds. There can be no assurances that the Company will be able to successfully complete its Restructuring Plan and continue as a going concern. If the Company is unsuccessful in completing its Restructuring Plan, the Company will be left with a diminishing list of alternatives including reviewing its options under the U.S. Bankruptcy Laws, exchanging all outstanding equity and debt for new equity and dissolving the Company. Alternatively, Madeleine may foreclose upon all of the assets of the Company and pursue the dissolution of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT STATUS OF COMPANY

        Until June 1997, the principal business operations of the Company consisted of developing, producing and marketing interactive entertainment and multimedia products for the personal computer industry. During the third quarter of the fiscal year ended June 30, 1997, the Company hired a new executive management team to evaluate the current business and operations and financial condition of the Company and, if necessary, restructure the Company (the "Restructuring"). On June 3, 1997, the Board of Directors of the Company adopted the restructuring plan proposed by the management team, which included terminating the Company's existing business operations. By June 24, 1997, the Company had taken steps to cease its principal business operations and had terminated all employees other than Mr. David Hirschhorn, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. On each of July 14, 1997 and August 29, 1997, the Company received a Notice of Default and Demand for Payment from its senior secured lender based on the Company's failure to make certain interest payments when due. As of November 18, 1997, the Company has not paid the past-due amounts and the senior secured lender has not foreclosed on the senior secured loan. Since July 1997, the Company's business activities have consisted of licensing and attempting to enter into licenses for certain of the entertainment software products held in its library, divesting or disposing of its businesses and products related to the personal computer industry, and attempting to restructure its debt obligations, equity structure and business operations. As of November 18, 1997, the Company has no operating business; accordingly, the Company does not expect any material amount of revenues in subsequent quarters. Management continues to attempt to restructure its debt obligations and equity structure, raise additional capital and position the Company to take advantage of potential business opportunities. The Company is depleting its cash reserves in its effort to raise capital, implement a restructuring plan and comply with the requirements of a reporting company under the Securities Exchange Act of 1934, as amended. It is in critical need of an immediate capital infusion to fund the payment of the Company's secured and unsecured obligations and to provide working capital to the Company to pursue potential business opportunities that have been presented to the Company. As of November 18, 1997, the Company has not been able to raise the capital necessary to effect the Restructuring and pursue future business opportunities.

RESULTS OF OPERATIONS

        The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of net revenues for the three month periods ended September 30, 1997 and 1996.

                                                Three Months               Three Months
                                                    Ended                      Ended
                                             September 30, 1997         September 30, 1996
                                             ------------------         ------------------
Net revenues                                        100%                       100%
Cost of revenues                                      8%                        25%
                                                    ---                        ---
Gross margin                                         92%                        75%
Research and development expenses                    11%                        24%
Sales and marketing expenses                          2%                        27%
General and administrative expenses                  38%                        22%
Restructuring charge                                 --                         (8)%
                                                    ---                        ---
Operating Income                                     41%                        10%
Interest expense, net                                28%                          1%
Other expenses, net                                  57%                        --
                                                    ---                        ---
Net income (loss)                                   (44)%                        9%
                                                    ===                         ==


NET REVENUES

        Net revenues for the three months ended September 30, 1997 were $675,466 compared to $3,455,135 for the three months ended September 30, 1996, a decrease of 80%. Net revenues decreased as a result of the implementation of the Restructuring. Net revenues for the three months ended September 30, 1997 were comprised of revenues from licensing activities and sales of entertainment software products from the Company's library. Substantially all of net revenues for the three months ended September 30, 1997 relate to non-recurring payments under license agreements.

COST OF REVENUES

        Cost of revenues for the three months ended September 30, 1997 were $54,001 compared to $871,820 for the three months ended September 30, 1996, a decrease of 94%. Cost of revenues decreased as a result of the implementation of the Restructuring.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses for the three months ended September 30, 1997 were $76,617 compared to $843,903 for the three months ended September 30, 1996, a decrease of 91%. The decrease is a result of the implementation of the Restructuring. The Company does not anticipate the release of any future products, consequently, the Company is not engaged in any ongoing research and development.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses for the three months ended September 30, 1997 were $11,167 compared to $919,452 for the three months ended September 30, 1996, a decrease of 99%. The decrease is a result of the implementation of the Restructuring.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the three months ended September 30, 1997 were $256,408 compared to $747,052 for the three months ended September 30, 1996, a decrease of 66%. The decrease in general and administrative expenses is a result of the implementation of the Restructuring, including the termination of all employees of the Company other than Mr. David Hirschhorn who is the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company.

RESTRUCTURING CHARGE

        During the three months ended September 30, 1996, the Company reversed $263,831 of restructuring charges expensed during a prior period. The Company did not incur any similar amounts during the three months ended September 30, 1997.

INTEREST EXPENSES AND OTHER EXPENSES

        Interest expenses for the three months ended September 30, 1997 were $187,707 compared to $33,901 for the three months ended September 30, 1996, an increase of 454%. The increase in interest expenses is primarily related to the increase in the Company's notes payable balance as a result of borrowing $3,740,000 in January 1997 and $1,300,000 in June 1997 from its senior secured lender. Other expenses, which are made up of amortized loan expenses, for the three months ended September 30, 1997 were $387,466 and the Company did not incur any similar expenses during the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity is cash. At September 30, 1997, the balance of cash and cash equivalents was $440,865, the net working capital deficiency was ($9,396,019) and net stockholders' deficiency was ($12,192,689). At June 30, 1997, the balance of cash and cash equivalents was $726,443, the net working capital deficiency was ($9,133,497) and net stockholders' deficiency was ($11,789,259). The decrease in the balance of cash and cash equivalents from June 30, 1997 to September 30, 1997 was primarily due to the Company's use of the cash to fund operations.

        The Company does not have the necessary funds to pay its secured and unsecured debt obligations and, as noted above, is in default under its senior secured loan and various other credit agreements. See Notes to Interim Unaudited Consolidated Financial Statements - Note (1) and Part II - Other Information, Item 3 Defaults Upon Senior Securities.

        As part of the Restructuring, the Company is attempting to negotiate settlements with all trade creditors and debtors related to its prior business activities pursuant to which the Company would pay to such creditors and debtors $.30 for each $1.00 of debt. The Company is in default under agreements with many of these creditors and debtors. The Company's obligations to such trade creditors and debtors were approximately $6,000,000 as of September 30, 1997. In concert with settlement negotiations, the Company is investigating various sources of capital in an effort to raise funds for the Company to be used to satisfy its existing obligations. In addition, the Company is exploring opportunities to enter different businesses and industries.

        The Company's short-term liquidity is principally contingent on its ability to (a) raise funds through private and/or public debt and equity placements, (b) reach settlements with its trade creditors and debtors, and (c) obtain from its senior secured lender a waiver of defaults under the senior secured loan (the "Amended Loan Agreement"). The Company's immediate liquidity needs include paying existing trade debt and amounts past due under the Amended Loan Agreement and obtaining sufficient working capital to sustain its Restructuring efforts and service the debt payments under the Amended Loan Agreement. Long-term liquidity needs include repayment of borrowings under the Amended Loan Agreement which matures on January 30, 1998 and working capital needs for continuing operations. There can be no assurances that the Company will be able to obtain the necessary capital to satisfy its existing debt obligations and continue as a going concern. To the extent that the Company is unable to complete any step of its Restructuring Plan, it is likely that the Company's senior secured lender will foreclose on all of the assets of the Company and pursue the dissolution of the Company.

FORWARD-LOOKING STATEMENTS/FUTURE PROSPECTS

        Included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements.

        As of November 18, 1997, it is unlikely that the Company will be able to effect the Restructuring in light of the fact that all efforts to raise capital have failed to date and an insufficient percentage of the unsecured creditors (both in terms of dollar amount and number of creditors) have executed settlement agreements. If the Company cannot raise capital and effect the Restructuring, the Company's options on a going-foward basis decrease significantly. Among the remaining alternatives for the Company are to further investigate its options under the U.S. Bankruptcy Laws, exchange all outstanding equity and debt for new equity and explore dissolution scenarios. In addition, at any time, the secured creditor may institute a foreclosure proceeding against the Company. If the Company is able to raise additional capital, effect the Restructuring and pursues other business interests, the Company may experience significant fluctuations in future operating results due to a number of economic, competitive and other factors. These factors and others could cause operating results to vary significantly from those prior periods. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 under the heading "Item 1. Business -- Risk Factors."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        On July 14, 1997, the Company received a Notice of Default and Demand for Payment from Madeleine, LLC, a New York limited liability company ("Madeleine"), with respect to the amended loan agreement between the Company and Madeleine (the "Amended Loan Agreement") based on the Company's failure to make certain interest payments when due. The notice stated that the Company was in default under the terms of the Amended Loan Agreement and demanded that all past due amounts be paid to Madeleine by July 18, 1997. The Company did not pay to Madeleine the past due amounts by the July 18, 1997 deadline. On August 29, 1997, the Company received a second Notice of Default and Demand for Payment (the "August Notice") from Madeleine. The August Notice stated that in the event that the Company did not pay the past due amounts by September 5, 1997, Madeleine would exercise its rights to declare all obligations under the Amended Loan Agreement immediately due and payable. The Company did not pay the past due amounts by September 5, 1997. As of November 18, 1997, the Company has not paid the past due amounts under the Amended Loan Agreement and Madeleine has not declared all obligations under the Amended Loan Agreement immediate due and payable. The Company has attempted to negotiate with Madeleine to obtain a waiver of defaults under the Amended Loan Agreement and to amend the terms of the Amended Loan Agreement to extend its term, reduce the interest rate thereof and provide for later payments of amounts thereunder. However, as of November 18, 1997, Madeleine has not been willing to agree to the Company's proposals. As of November 18, 1997, the outstanding principal balance under the Amended Loan Agreement is $5,382,158 and accrued and unpaid interest is $50,458.

ITEM 5. OTHER INFORMATION

        The information set forth under the captions "Notes to Interim Unaudited Consolidated Financial Statements -- Note (1) General Information and Current Status of Company -- Recent Developments and Current Status of Company" in Item 1 of Part I in this Report and "Forward-Looking Statements/Future Prospects" in
Item 2 of Part I in this Report is hereby incorporated by reference in its entirety into this Item 5.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits. The exhibits listed below are filed with the U.S. Securities and Exchange Commission as part of this quarterly report on Form 10-Q.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 3.1    Certificate of Incorporation of Graphix Zone, Inc., a Delaware
        corporation (the "Company"), previously filed with the U.S. Securities and Exchange Commission (the "Commission") as Exhibit 3.1 to the
        Company's Registration Statement on Form S-4 dated March 25, 1996
        (Registration No. 333- 2642) (the "Registration Statement"), which is incorporated herein by reference.

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

 3.4    Certificate of Amendment of Certificate of Designations of Series A
        Convertible Preferred Stock of the Company, previously filed with the Commission as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the annual period ended June 30, 1997 (File No. 0-28676), and filed with the Commission on October 14, 1997, which is incorporated herein by reference.

 3.5 Certificate of Designations of Series B Convertible Preferred Stock of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 18, 1997, and filed with the Commission on March 5, 1997 (File No. 0-28676), which is incorporated herein by reference.

 3.6 Certificate of Designations of Series C Convertible Preferred Stock of the Company, previously filed as Exhibit 10.34 to the Company's Current
        Report on Form 8-K dated March 5, 1997, and filed with the Commission on March 20, 1997 (File No. 0-28676), which is incorporated herein by reference.

 3.7    Bylaws of the Company, previously filed with the Commission as Exhibit
        3.2 to the Registration Statement, which is incorporated herein by reference.

10.1    Letter Agreement dated June 26, 1997 between the Company and GT
        Interactive Software Corp.

27      Financial Data Schedule

               (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Company's first quarter ended September 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GRAPHIX ZONE, INC.,
                                        a Delaware corporation

Date:  November 18, 1997                By /S/ DAVID J. HIRSCHHORN
                                           ------------------------------------
                                           David J. Hirschhorn
                                           Chairman of the Board,
                                           President, Chief Executive
                                           Officer, Chief Financial
                                           Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.1    Certificate of Incorporation of Graphix Zone, Inc., a Delaware
        corporation (the "Company"), previously filed with the U.S. Securities and Exchange Commission (the "Commission") as Exhibit 3.1 to the
        Company's Registration Statement on Form S-4 dated March 25, 1996
        (Registration No. 333- 2642) (the "Registration Statement"), which is incorporated herein by reference.

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

 3.4    Certificate of Amendment of Certificate of Designations of Series A
        Convertible Preferred Stock of the Company, previously filed with the Commission as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the annual period ended June 30, 1997 (File No. 0-28676), and filed with the Commission on October 14, 1997, which is incorporated herein by reference.

 3.5 Certificate of Designations of Series B Convertible Preferred Stock of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 18, 1997, and filed with the Commission on March 5, 1997 (File No. 0-28676), which is incorporated herein by reference.

 3.6 Certificate of Designations of Series C Convertible Preferred Stock of the Company, previously filed as Exhibit 10.34 to the Company's Current
        Report on Form 8-K dated March 5, 1997, and filed with the Commission on March 20, 1997 (File No. 0-28676), which is incorporated herein by reference.

 3.7    Bylaws of the Company, previously filed with the Commission as Exhibit
        3.2 to the Registration Statement, which is incorporated herein by reference.

10.1    Letter Agreement dated June 26, 1997 between the Company and GT
        Interactive Software Corp.

27      Financial Data Schedule